Form 10-Q
period 1996-06-30
MICROTOUCH SYSTEMS INC
filed 1996-08-09
CIK 803395

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                         Commission File Number 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

Massachusetts                                       04-2802971
- - -------------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

300 Griffin Park, Methuen, MA                       01844
- - -----------------------------                       -----
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number:                      508-659-9000
- - ------------------------------                      ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                   Yes       X          No
                       -------------      ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of July 24, 1996 there were outstanding: 7,695,741 shares of common stock of the Registrant.

Total number of pages:  13

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX




PART I        FINANCIAL INFORMATION                                PAGE NO.


Item 1.       Financial Statements
              Consolidated Balance Sheets - June 30, 1996
              and December 31, 1995                                        3


              Consolidated Statements of Operations - Three and six
              Months Ended June 30, 1996 and 1995                          4


              Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1996                               5

              Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1996 and 1995                          6


              Notes to Consolidated Financial Statements                   7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8


PART II       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders         11

Item 6.       Exhibits and Reports on Form 8-K                            11


              SIGNATURES                                                  12

              Exhibit Index                                               13

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)


                                                        June 30,    December 31,
                                                          1996          1995
                                                          ----          ----
                                                              (Unaudited)

                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents..........................  $  8,362      $  5,706
   Marketable securities..............................    27,311        31,507
   Accounts receivable, net of allowances of $3,340
    at June 30, 1996 and $2,669 at December 31, 1995..    14,430        12,759
   Inventories........................................    14,290        11,535
   Deferred income taxes..............................     4,943         5,311
   Prepaid expenses and other current assets..........     1,597         1,056
                                                          ------        ------
     Total current assets.............................    70,933        67,874
Property and equipment, net...........................     5,672         5,214
Other assets..........................................     2,788         2,889
                                                          ------        ------
                                                        $ 79,393      $ 75,977
                                                          ======        ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................  $  7,122      $  6,026
   Accrued expenses...................................     7,004         6,476
                                                          ------        ------
     Total current liabilities........................    14,126        12,502
Stockholders' equity
   Preferred stock, $.01 par value per share--
     500,000 shares authorized, none issued
     and outstanding at June 30, 1996 and
     December 31, 1995................................       ---           ---
   Common stock, $.01 par value per share--
     authorized - 20,000,000 at June 30, 1996 and
     December 31, 1995; 8,220,623 issued at June 30,
     1996 and December 31, 1995.......................        82            82
   Additional paid-in capital.........................    59,200        58,984
   Treasury stock at cost -- 477,168 and 508,634
     shares at June 30, 1996 and December 31, 1995....    (7,008)       (7,513)
   Nissha litigation costs............................    (1,737)       (1,019)
   Cumulative translation adjustment..................      (905)         (648)
   Net unrealized gain on securities available
     for sale.........................................        76           142
   Retained earnings..................................    15,559        13,447
                                                          ------        ------
     Total stockholders' equity.......................    65,267        63,475
                                                          ------        ------
                                                        $ 79,393      $ 75,977
                                                          ======        ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                           --------------------    -------------------
                                              1996        1995        1996       1995
                                             -------     -------     ------     ------

Net sales...............................   $  22,891   $ 20,723    $ 43,946   $ 39,528
Cost of sales...........................      14,268     13,042      27,397     24,374
                                           ---------   --------    --------   --------
Gross profit............................       8,623      7,681      16,549     15,154

Operating expenses:
  Research and development..............       1,797      1,189       3,309      2,262
  Sales and marketing...................       3,485      2,778       6,759      5,250
  General and administrative............       1,425      1,247       2,789      2,481
  Amortization of intangible assets.....         112         83         223        171
  Write-off of purchased technology and
    related assets                                --      1,985          --      1,985
  Purchased research and development and
    related costs                                 --      3,000          --      3,000
                                           ---------   --------    --------   --------
     Total operating expenses...........       6,819     10,282      13,080     15,149
                                           ---------   --------    --------   --------

Operating income/(loss).................       1,804     (2,601)      3,469          5

Other income............................         476        408         778      1,238
                                           ---------   --------    --------   --------

Income/(loss) before  provision/
 (benefit) for income taxes.............       2,280     (2,193)      4,247      1,243


Provision/(benefit) for income taxes....         832       (825)      1,550        467
                                           ---------   ---------   --------   --------

Net income/(loss).......................   $   1,448   $ (1,368)   $  2,697   $    776
                                           =========   ========    ========   ========

Earnings/(loss) per share:
   Primary..............................   $    0.18   $  (0.17)   $   0.33   $   0.09
   Fully diluted........................   $    0.18   $  (0.17)   $   0.33   $   0.09

Weighted average common and common
equivalent shares:
   Primary..............................       8,122      8,192       8,071      8,693
   Fully diluted........................       8,122      8,192       8,104      8,693


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                               MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE SIX MONTHS  ENDED JUNE 30,1996
                                  (AMOUNTS IN 000S EXCEPT SHARE DATA)



                                         Common Stock       Additional Nissha      Cumulative
                                   ----------------------   Paid-in    Litigation  Translation
                                      Shares     Amount     Capital    Costs       Adjustment
                                   ----------- ----------  ---------- ----------  -----------
Balance December 31, 1995            8,220,623      $82      $58,984   $(1,019)      $(648)
Exercise of stock options
Employee stock  purchase plan
Compensation expense related
  to common stock options                                         27
Effect of exchange rate changes                                                       (257)
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                     189
Unrealized loss on securities
  available for sale, net of tax
Nissha litigation costs                                                   (718)
Purchase of treasury stock
Net income
                                   ----------- ----------  ---------- ----------  -----------
Balance June 30, 1996                8,220,623      $82      $59,200   $(1,737)      $(905)
                                   =========== ==========  ========== ==========  ===========

                                Net Unrealized
                                 Gain(Loss) On
                                  Securities               Treasury  Stock               Total
                                   Available   Retained   ------------------          Stockholders'
                                   for Sale    Earnings   Shares      Amount             Equity
                                  ---------    --------  -------      -------           ----------
Balance December 31, 1995            $142      $13,447   (508,634)     $(7,513)           $63,475
Exercise of stock options                         (585)    55,693          818                233
Employee stock purchase plan                               11,773          173                173
Compensation expense related
  to common stock options                                                                      27
Effect of exchange rate changes                                                              (257)
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                                                  189
Unrealized loss on securities
  available for sale, net of tax       (66)                                                   (66)
Nissha litigation costs                                                                      (718)
Purchase of treasury stock                                (36,000)        (486)              (486)
Net income                                       2,697                                      2,697
                                   ---------   -------    -------      -------           ----------
Balance June 30, 1996                 $ 76     $15,559   (477,168)     $(7,008)           $65,267
                                   =========   =======    =======      =======           ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   -------------------

                                                                               1996                1995
                                                                               ----                ----
Cash flows from operating activities:
   Net income                                                                $  2,697            $   776
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities--
    Depreciation and amortization                                                 827                815
    Deferred income taxes                                                         368             (2,120)
    Compensation expense related to common stock
     options                                                                       27                 15
    Write-off of purchased technology and related assets                         ----              1,985
    Purchased research and development and related costs                         ----              3,000
    (Increase) decrease in assets--
      Accounts receivable                                                      (1,671)            (3,791)
      Inventories                                                              (2,755)             2,785
      Prepaid expenses and other assets                                          (578)            (2,437)
    Increase (decrease) in liabilities--
      Accounts payable                                                          1,096               (466)
      Accrued expenses                                                            528               (150)
                                                                               -------            -------
       Net cash provided by operating activities                                  539                412
Cash flows provided by/(used in) investing activities:
      Purchase of property and equipment, net                                  (1,062)              (853)
      Sale and maturity of marketable securities                               10,057              2,500
      Purchase of marketable securities                                        (6,012)           (32,548)
     Investments and acquisition of businesses, net of cash
      acquired                                                                    ---               (401)
                                                                               -------            -------
      Net cash provided by (used in) investing activities                        2,983           (31,302)

Cash flows provided by financing activities:
     Exercise of stock options and employee stock purchase
      plan                                                                         406               302
     Cost incurred related to the Nissha litigation                               (718)
     Purchase of treasury stock                                                   (486)
     Tax benefit from exercise of stock options and
      disqualifying dispositions                                                   189               471
                                                                               -------           -------
      Net cash provided by (used in) financing activities                         (609)              773

Effect of exchange rates on cash                                                  (257)              483
                                                                               -------           -------
Net increase (decrease) in cash                                                  2,656           (29,634)
Cash, beginning of period                                                        5,706            43,613
                                                                               -------           -------
Cash, end of period                                                           $  8,362          $ 13,979
                                                                               =======           =======
Supplemental disclosures of cash flow information:
Interest paid                                                                 $     32          $     28

Income taxes paid                                                             $  1,176          $  2,475
                                                                               =======           =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

(1) Nature of Business
    ------------------

    MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems, including touch-sensitive screens, digitizers for pen computers and kiosk enclosures.

(2)  Consolidated Financial Statements
     ---------------------------------

    The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly-owned subsidiaries (together, the "Company"). All significant intercompany accounts, transactions and profits have been eliminated.

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

    The accompanying consolidated financial statements as of June 30, 1996 and for the three-and six-month periods ended June 30, 1996 and 1995 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

    These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Earnings Per Share
    ------------------

    Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                           PERCENTAGE OF TOTAL REVENUE
                                        ------------------------------
                                           THREE MONTHS    SIX MONTHS
                                          ENDED JUNE 30,  ENDED JUNE 30,
                                        ------------------------------
                                           1996    1995   1996    1995
                                          ------  ------  -----  ------

Net Sales                                 100.0%  100.0%  100.0  100.0%
Cost of Sales                              62.3    62.9    62.3   61.7
                                          ------  ------  -----  ------
    Gross Profit                           37.7    37.1    37.7   38.3
Operating Expenses:
  Research & Development                    7.9     5.7     7.6    5.7
  Sales & Marketing                        15.2    13.4    15.4   13.3
  General & Administrative                  6.2     6.0     6.3    6.3
  Amortization of Intangible Assets          .5      .4      .5     .4
  Write-off of Purchased Technology and
    Related Assets                           --     9.6     ---    5.0
  Purchased Research and Development
    and Related Costs                        --    14.5     ---    7.6
                                          ------  ------  -----  ------
    Total Operating Expenses               29.8    49.6    29.8   38.3
                                          ------  ------  -----  ------
Operating Income/(Loss)                     7.9   (12.5)    7.9     --
Other Income                                2.1     2.0     1.8    3.1
                                          ------  ------  -----  ------
Income Before Provision/(Benefit) for
  Income Tax                               10.0   (10.5)    9.7    3.1
Net Income/(Loss)                           6.3    (6.6)    6.1    2.0


NET SALES Net sales in the quarter ended June 30, 1996 increased over the corresponding period of 1995 by $2,168,000 or 10.5% to $22,891,000. For the six-month period ended June 30, 1996, sales increased $4,418,000 or 11.2% to $43,946,000. The increase in both the three-and six-month periods reflected increases in international touchscreen sales, domestic sales in the gaming market and kiosk sales.

GROSS PROFIT Gross profit for the three-and six-month periods ended June 30, 1996 was $8,623,000 and $16,549,000 respectively, and represents increases of 12.3% and 9.2% over the corresponding periods of 1995. As a percentage of net sales, gross profit increased from 37.1% in the second quarter of 1995 to 37.7% in the second quarter of 1996. The increase in second quarter gross margins primarily reflects improved operating leverage in the kiosk business resulting from increased revenue. For the six-month period ended June 30,1996, gross profit, as a percentage of net sales, decreased to 37.7% from 38.3% in the same period in 1995. This decrease resulted from a higher mix of lower margin monitor revenue in the 1996 period.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended June 30, 1996 increased over the corresponding period of 1995 by $608,000 or 51.1%. As a percentage of net sales, research and development expenses increased from 5.7% in the second quarter of 1995 to 7.9% in the second quarter of 1996. For the six-month period ended June 30, 1996, research and development spending increased $1,047,000 or 46.3% over the same period in 1995. The increase in research and development expenses resulted primarily from new product development related to the Company's recently announced Business Products Division, as well as continuing development of the resistive membrane technology, and the ThruGlass and TouchPen product lines. The Company expects that research and development expenses may increase in the future on an absolute spending basis.

SALES AND MARKETING Sales and marketing expenses in the quarter ended June 30, 1996 increased over the corresponding period of 1995 by $707,000 or 25.4%, to $3,485,000. As a percentage of net sales, sales and marketing expenses increased from 13.4% in the second quarter of 1995 to 15.2% in the second quarter of 1996. For the six-month period ended June 30, 1996, sales and marketing expenses increased by $1,509,000 or 28.7% to $6,759,000. As a percentage of net sales, sales and marketing expenses increased from 13.3% in the first six months of 1995 to 15.4% in the first six months of 1996. The increase in sales and marketing expenses resulted primarily from the sales and marketing costs associated with the launch of a new Internet kiosk product (Prospector), the resistive membrane technology business acquired in 1995 and the expenses resulting from the opening of two new international sales offices in France and Germany.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended June 30, 1996 increased from the corresponding period of 1995 by $178,000 or 14.3% to $1,425,000. For the six-month period ended June 30, 1996, general and administrative expenses increased over the corresponding period of 1995 by $308,000 or 12.4% to $2,789,000. As a percentage of net sales, general and administrative expenses held constant at 6.3% for both the six-month periods ended June 30, 1996 and 1995. The increase in spending reflects costs associated with the expanding domestic and international operations.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended June 30, 1996, operating expenses included $112,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $83,000 for the quarter ended June 30, 1995. For the six-month period ended June 30, 1996, amortization expense was $223,000 as compared to $171,000 for the comparable period of 1995.

WRITE-OFF OF PURCHASED TECHNOLOGY AND RELATED ASSETS During the second quarter of 1995, the Company, as a result of an extensive technology review and a strategic decision to focus on product development in the resistive technology area rather than the TouchMate technology, recorded a one-time pretax charge of $1,985,000. This charge included the write-off of the TouchMate technology and the write down of related inventory to net realizable value.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT AND RELATED COSTS During the second quarter of 1995, the Company expensed $3,000,000 of costs associated with in-process research and development projects which were part of the acquisition of Touch Technology.

OPERATING INCOME Operating income in the quarter ended June 30, 1996 of $1,804,000 represented an increase of $4,405,000 over the loss recorded in the second quarter of 1995, which included $4,985,000 of non-recurring charges as a result of costs associated with the acquisition of the resistive membrane technology business and the write-down of obsolete technology and inventories to net realizable value as described above. For the six-month period ended June 30, 1996, operating income of $3,469,000 reflects an increase of $3,464,000 over the comparable period of 1995, also reflecting these non-recurring charges.

OTHER INCOME Other income in the quarter ended June 30, 1996 increased from that of the corresponding period of 1995 by $68,000 or 16.7% to $476,000. Other income in the second quarter of 1996 included $116,000 in foreign currency exchange gains, primarily attributable to fluctuation in the British Pound Sterling. Foreign currency exchange losses in the second quarter of 1995 were $162,000. Interest income, net of interest expenses, on the investment of the Company's cash and investment portfolio for the second quarter of 1996 was $308,000, compared to $570,000 for the second quarter of 1995, reflecting declining short-term interest rates and a decrease in the investment portfolio used to support working capital requirements and repurchases of the Company's common stock. For the six-month period ended June 30, 1996, other income reflects a decrease from the comparable period of 1995 by $460,000 or 37.2% to $778,000 due primarily to decreased interest income as described above.

PROVISION FOR INCOME TAXES The Company's effective tax rate for both the three- and six-month periods ended June 30, 1996 was 36.5% as compared to 37.6% for the comparable periods of 1995. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.


                        LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1996, the Company had net working capital of $56,807,000, including approximately $35,673,000 in cash, cash equivalents and marketable securities. The Company reported a net cash generated by operating activities of $539,000 for the six months ended June 30, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of June 30, 1996, the Company had no borrowings under its bank line of credit.

In September, 1995, the Board of Directors of the Company authorized a one-year repurchase program of the Company's common stock, not to exceed $10 million. Through June 30, 1996 the Company repurchased 552,000 shares at an aggregate cost of $8,119,000. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, including possible acquisitions.

Pending operating needs, the Company has invested its cash in investment grade, short-term, interest bearing securities and preferred stock. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1997. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made.

The discussion contained in this section, as well as elsewhere in this Form 10-Q, may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II   OTHER INFORMATION



ITEM 4.             Submission of matters to a vote of security holders.


At the Annual Meeting of Stockholders held on June 13, 1996, the Company's stockholders voted as follows:

a)  To reelect Messrs. D. Westervelt Davis and Frank Manning to the Board of Directors for
    respective three-year terms.

    The terms of Messrs. James D. Logan, Ronald Fisher and J. Edward Stewart, III as directors continued after the meeting.




                             Total Vote for                                     Total Vote Withheld
                             Each Nominee                                       For Each Nominee
                             --------------                                     -------------------
D. Westervelt Davis          6,890,217                                                 57,288
Frank Manning                6,894,708                                                 52,797


b)  To approve Arthur Andersen LLP as independent auditors of the Company for the year ending
    December 31, 1996.

    Total Vote for the Proposal                             6,900,001
    Total Vote Against the Proposal                            27,253
    Abstentions                                                20,251

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27, Financial Data Schedule

(b)       Reports on Form 8-K

          None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MicroTouch Systems, Inc.



Dated: August 9, 1996                    BY:/s/Geoffrey P. Clear
                                            --------------------
                                            Geoffrey P. Clear
                                            Vice President -
                                            Finance & Administration,
                                            Chief Financial Officer &
                                            Treasurer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
- - -------

27                           Financial Data Schedule