Form 10-Q
period 1996-09-30
MICROTOUCH SYSTEMS INC
filed 1996-11-05
CIK 803395

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                        Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)


Massachusetts                                         04-2802971
-------------                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

300 Griffin Park, Methuen, MA                         01844
-----------------------------                         -----
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number:                        508-659-9000
------------------------------                        ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                   Yes       X          No_______
                          ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of October 31, 1996 there were outstanding: 7,649,263 shares of common stock of the Registrant.

Total number of pages:  14

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NO.
PART I             FINANCIAL INFORMATION


Item 1.            Financial Statements
                   Consolidated Balance Sheets - September 30, 1996
                   and December 31, 1995                                           3


                   Consolidated Statements of Operations - Three and Nine
                   Months Ended September 30, 1996 and 1995                        4


                   Consolidated Statement of Stockholders' Equity -
                   Nine Months Ended September 30, 1996                            5

                   Consolidated Statements of Cash Flows - Nine
                   Months Ended September 30, 1996 and 1995                        6


                   Notes to Consolidated Financial Statements                      7

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                   8


PART II            OTHER INFORMATION



Item 6.            Exhibits and Reports on Form 8-K                               11


                   SIGNATURES                                                     12

                   Exhibit Index                                                  13

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                                           September 30,        December 31,
                                                                                                 1996              1995
                                                                                                 ----              ----
                                                                                             (Unaudited)
                                                             ASSETS

Current assets:
 Cash and cash equivalents..............................................................        $  3,458           $  5,706
 Marketable securities..................................................................          30,525             31,507
 Accounts receivable, net of allowances of $3,754 at
     September 30, 1996 and $2,669 at December 31, 1995.................................          15,763             12,759
 Inventories............................................................................          13,952             11,535
 Deferred income taxes..................................................................           4,945              5,311
 Prepaid expenses and other current assets..............................................           1,166              1,056
                                                                                                --------           --------
     Total current assets...............................................................          69,809             67,874
Property and equipment, net.............................................................           6,028              5,214
Other assets............................................................................           3,831              2,889
                                                                                                --------           --------
                                                                                                $ 79,668           $ 75,977
                                                                                                ========           ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.......................................................................        $  6,654           $  6,026
 Accrued expenses.......................................................................           8,136              6,476
                                                                                                --------           --------
     Total current liabilities..........................................................          14,790             12,502
Stockholders' equity
 Preferred stock, $.01 par value per share--   500,000 shares
   authorized, none issued and outstanding at September 30, 1996
   and December 31, 1995................................................................             ---                ---
 Common stock, $.01 par value per share-- authorized -
   20,000,000 at September 30, 1996 and December 31, 1995;
   8,220,623 issued at September 30, 1996 and December 31, 1995.........................              82                 82
 Additional paid-in capital.............................................................          59,200             58,984
 Treasury stock at cost -- 584,382 and 508,634 shares
   at September 30, 1996 and December 31, 1995..........................................          (8,642)            (7,513)
 Nissha litigation costs................................................................          (1,973)            (1,019)
 Cumulative translation adjustment......................................................            (935)              (648)
 Net unrealized gain on securities available for sale...................................              61                142
 Retained earnings......................................................................          17,085             13,447
                                                                                                --------           --------
     Total stockholders' equity.........................................................          64,878             63,475
                                                                                                --------           --------
                                                                                                $ 79,668           $ 75,977
                                                                                                ========           ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      --------------------       --------------------
                                                          1996      1995           1996       1995
                                                          ----      ----           ----       ----
Net sales.................................            $  24,077   $  17,613     $  68,023   $  57,141
Cost of sales.............................               14,897      11,054        42,294      35,428
                                                         ------      ------        ------      ------
Gross profit..............................                9,180       6,559        25,729      21,713

Operating expenses:
  Research and development................                1,814       1,340         5,123       3,602
  Sales and marketing.....................                3,225       3,107         9,984       8,357
  General and administrative..............                1,683       1,336         4,472       3,817
  Amortization of intangible assets.......                  117          99           340         270

  Write-off of purchased technology and
    related assets........................                  ---         ---           ---       1,985
  Purchased research and development and
    related costs.........................                  ---         ---           ---       3,000
                                                         ------      ------        ------      ------
     Total operating expenses.............                6,839       5,882        19,919      21,031

                                                         ------      ------        ------      ------

Operating income..........................                2,341         677         5,810         682

Other income..............................                  294         367         1,072       1,605
                                                         ------      ------        ------      ------

Income before provision for income taxes..                2,635       1,044         6,882       2,287

Provision for income taxes................                  962         379         2,512         846
                                                         ------      ------        ------      ------

Net income................................            $   1,673   $     665     $   4,370   $   1,441
                                                         ======      ======        ======      ======
Earnings per share:
   Primary................................            $    0.21   $    0.08     $    0.54   $    0.17
   Fully diluted..........................            $    0.21   $    0.08     $    0.54   $    0.17

Weighted average common and common
equivalent shares:
   Primary................................                7,983       8,656         8,047       8,687
   Fully diluted..........................                8,066       8,656         8,109       8,686

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 1996
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                                                            Net Unrealized
                                                                                                             Gain(Loss) On
                                                                Additional     Nissha        Cumulative       Securities
                                           Common Stock         Paid-in        Litigation    Translation       Available    Retained
                                      ----------------------
                                         Shares     Amount      Capital        Costs         Adjustment        For Sale     Earnings
                                         ------     ------      -------        -----         ----------        --------     --------
Balance December 31, 1995              8,220,623   $    82      $ 58,984      $ (1,019)        $ (648)            $ 142    $ 13,447
Exercise of stock options                                                                                                      (732)


Employee stock purchase plan

Compensation expense related
  to common stock options and other                                   27

Effect of exchange rate changes                                                                  (287)

Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                         189

Unrealized loss on securities
  available for sale, net of tax                                                                                    (81)

Nissha litigation costs                                                           (954)

Purchase of treasury stock

Net income                                                                                                                    4,370
                                     -----------  --------     ---------    -----------      ---------         --------   ---------

Balance September 30, 1996             8,220,623   $    82      $ 59,200      $ (1,973)        $ (935)            $  61     $17,085
                                     ===========  ========     =========    ===========      =========         ========   =========

                                                                     Total
                                          Treasury Stock         Stockholders'
                                      ----------------------
                                        Shares      Amount          Equity
                                      ----------    --------        ------
Balance December 31, 1995              (508,634)     $(7,513)        $63,475
Exercise of stock options                71,693        1,053             321

Employee stock purchase plan             11,773          173             173

Compensation expense related
  to common stock options and other                                       27

Effect of exchange rate changes                                         (287)

Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                             189

Unrealized loss on securities
  available for sale, net of tax                                         (81)

Nissha litigation costs                                                 (954)

Purchase of treasury stock             (159,214)      (2,355)         (2,355)

Net income                                                             4,370
                                     -----------    ---------       --------

Balance September 30, 1996             (584,382)     $(8,642)        $64,878
                                     ===========    =========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                                 ---------------
                                                                              1996                1995
                                                                              ----                ----
Cash flows from operating activities:
   Net income                                                           $    4,370          $    1,441
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities--
     Depreciation and amortization                                           1,305               1,225
     Deferred income taxes                                                     366             (1,920)
     Compensation expense related to common stock
      options and other                                                                   27                  15
     Write-off of purchased technology and related assets                      ---               1,985
     Purchased research and development and related costs                      ---               3,000
     (Increase) decrease in assets--
       Accounts receivable                                                 (3,004)             (3,899)
       Inventories                                                         (2,417)               3,256
       Prepaid expenses and other assets                                   (1,250)             (2,751)
     Increase (decrease) in liabilities--
       Accounts payable                                                        605             (1,368)
       Accrued expenses                                                      1,682                 458
                                                                         ---------           ---------
        Net cash provided by operating activities                            1,684               1,442
Cash flows provided by/(used in) investing activities:
   Purchase of property and equipment, net                                 (1,779)             (3,083)
   Sale and maturity of marketable securities                               14,662               8,900
   Purchase of marketable securities                                      (13,902)            (39,065)
   Investments and acquisition of businesses, net of cash
     acquired                                                                  ---             (2,486)
                                                                         ---------           ---------
        Net cash used in investing activities                              (1,019)            (35,734)

Cash flows provided by/(used in) financing activities:
   Exercise of stock options and employee stock purchase
     plan                                                                      494                 338
   Cost incurred related to the Nissha litigation                            (954)               (252)
   Purchase of treasury stock                                              (2,355)                 ---
   Tax benefit from exercise of stock options and
    disqualifying dispositions                                                 189                 473
                                                                         ---------           ---------
        Net cash provided by (used in) financing activities                (2,626)                 559

Effect of exchange rates on cash                                             (287)               (178)
                                                                         ---------           ---------

Net increase (decrease) in cash                                            (2,248)            (33,911)
Cash, beginning of period                                                    5,706              43,613
                                                                         ---------           ---------
Cash, end of period                                                     $    3,458          $    9,702
                                                                         =========           =========
Supplemental disclosures of cash flow information:
Interest paid                                                           $       78          $       57
                                                                         =========           =========

Income taxes paid                                                       $    1,314          $    2,644
                                                                         =========           =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

(1)  Nature of Business
     ------------------

     MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems, including touch-sensitive screens, digitizers for pen computers, kiosk enclosures and electronic whiteboards.

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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of September 30, 1996 and for the three-and nine-month periods ended September 30, 1996 and 1995 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                 PERCENTAGE OF TOTAL REVENUE
                                        ----------------------------------------------
                                             THREE MONTHS            NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        --------------------    ----------------------
                                            1996       1995         1996         1995
                                            ----       ----         ----         ----
Net Sales                                   100.0%     100.0%       100.0%       100.0%
Cost of Sales                                61.9       62.8         62.2         62.0
                                        ----------   -------    ----------   ----------
    Gross Profit                             38.1       37.2         37.8         38.0
Operating Expenses:
  Research & Development                      7.5        7.6          7.5          6.3
  Sales & Marketing                          13.4       17.6         14.7         14.6
  General & Administrative                    7.0        7.6          6.6          6.7
  Amortization of Intangible Assets            .5         .6           .5           .5
  Write-off of Purchased Technology and
    Related Assets                              --        --           --          3.5
  Purchased Research and Development
    and Related Costs                           --        --           --          5.2
                                        ----------   -------    ----------   ----------
    Total Operating Expenses                  28.4      33.4         29.3         36.8
                                        ----------   -------    ----------   ----------
Operating Income                               9.7       3.8          8.5          1.2
Other Income                                   1.2       2.1          1.6          2.8
                                        ----------   -------    ----------   ----------
Income Before Provision for
  Income Tax                                  10.9       5.9         10.1          4.0
Net Income                                     6.9       3.8          6.4          2.5

NET SALES Net sales in the quarter ended September 30, 1996 increased over the corresponding period of 1995 by $6,464,000 or 36.7%. For the nine month period ended September 30, 1996 sales increased to $68,023,000 an increase of $10,882,000 or 19.0% over the corresponding period of 1995. These increases in net sales primarily reflect increased volume in domestic touchscreen and kiosk products and higher European touchscreen sales volume for the three and nine month periods ended September 30, 1996. Sales from international operations were $8,210,000 and $24,080,000, respectively, for the three and nine month periods ended September 30, 1996. Sales from international operations have increased 38.8% and 30.1%, respectively over the comparable periods of 1995. In the three month period ended September 30, 1996 this increase primarily reflects the above mentioned higher touchscreen volume in Europe. For the nine month period ended September 30, 1996 the increase also reflects higher sales volume into the Japanese market.

GROSS PROFIT Gross profit for the three and nine month periods ended September 30, 1996 was $9,180,000 and $25,729,000, respectively, and represents increases of 40.0% and 18.5% over the corresponding periods of 1995. As a percentage of net sales, gross profit increased from 37.2% in the third quarter of 1995 to 38.1% in the third quarter of 1996. The increase in third quarter gross margins as compared to 1995 primarily reflects a mix of higher margin kit revenue and improved operating leverage in the kiosk business resulting from increased revenue. For the nine month period ended September 30, 1996, gross profit as a percentage of net sales decreased to 37.8% from 38.0% in the same period in 1995. This decrease resulted primarily from lower margins at the Company's Japanese operation.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended September 30, 1996 increased over the corresponding period of 1995 by $474,000 or 35.4%. As a percentage of net sales, research and development expenses were essentially flat, amounting to 7.6% in the third quarter of 1995 and 7.5% in the third quarter of 1996. For the nine month period ended September 30, 1996, research and development spending increased $1,521,000 or 42.2% over the same period in 1995. The increase in research and development expenses resulted primarily from development related to the Company's resistive membrane technology and continued development in the Company's ThruGlass and TouchPen product lines. The Company expects that research and development expenses may increase in the future on an absolute spending basis primarily due to research on the Company's new electronic whiteboard products.

SALES AND MARKETING Sales and marketing expenses in the quarter ended September 30, 1996 increased over the corresponding period of 1995 by $118,000 or 3.8%, to $3,225,000. As a percentage of net sales, sales and marketing expenses decreased from 17.6% in the third quarter of 1995 to 13.4% in the third quarter of 1996 primarily on the strength of the quarterly sales increase and tight controls over spending. For the nine month period ended September 30, 1996, sales and marketing expenses increased by $1,627,000 or 19.5% to $9,984,000. As a percentage of net sales, sales and marketing expenses increased slightly from 14.6% in the first nine months of 1995 to 14.7% in the first nine months of 1996. The increase in sales and marketing expenses resulted primarily from the sales and marketing costs associated with the launch of a new Internet Kiosk product (Prospector)(TM) and a new electronic whiteboard product (Ibid)(TM) the resistive membrane technology business acquired in 1995 and the expenses resulting from the opening of two new international sales offices in France and Germany in mid-1995.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended September 30, 1996 increased from the corresponding period of 1995 by $347,000 or 26.0% to $1,683,000 and included approximately $150,000 in costs associated with the move into a new headquarters facility in the United Kingdom. For the nine month period ended September 30, 1996, general and administrative expenses increased over the corresponding period of 1995 by $655,000 or 17.2% to $4,472,000. As a percentage of net sales, general and administrative expenses decreased from 7.6% for the third quarter of 1995 to 7.0% for the third quarter of 1996 primarily as a result of the quarterly sales increase. For the nine months ended September 30, 1996, general and administrative expenses as a percentage of net sales decreased to 6.6% from 6.7% for the corresponding period of 1995.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended September 30, 1996, operating expenses included $117,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $99,000 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, amortization expense was $340,000 as compared to $270,000 for the comparable period of 1995.

WRITE-OFF OF PURCHASED TECHNOLOGY AND RELATED ASSETS During the second quarter of 1995, the Company, as a result of an extensive technology review and a strategic decision to focus on product development in the resistive technology area rather than the TouchMate technology, recorded a one-time pretax charge of $1,985,000. This charge included the write-off of the TouchMate technology and the write down of related inventory to net realizable value. This charge is reflected in the results through the nine months ended September 30, 1995.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT AND RELATED COSTS During the second quarter of 1995, the Company expensed $3,000,000 of costs associated with in-process research and development projects which were part of the acquisition of Touch Technology. This charge is reflected in the results through the nine months ended September 30, 1995.

OPERATING INCOME Operating income in the quarter ended September 30, 1996 of $2,341,000 represented an increase of $1,664,000 over the third quarter of 1995, primarily reflecting operating leverage due to the 36.7% increase in net sales over the 1995 period. For the nine month period ended September 30, 1996, operating income of $5,810,000 reflects an increase of $5,128,000 over the comparable period of 1995, due largely to the $4,985,000 in non-recurring charges during the 1995 period as described above.

OTHER INCOME Other income in the quarter ended September 30, 1996 decreased from that of the corresponding period in 1995 by $73,000 or 19.9% to $294,000. Other income in the third quarter of 1996 included $39,000 in foreign currency exchange losses. Foreign currency exchange losses in the third quarter of 1995 were $111,000. Interest income, net of interest expenses, on the investment of the Company's cash and investment portfolio for the third quarter of 1996 was $333,000, compared to $478,000 for the third quarter of 1995, reflecting declining short-term interest rates and a decrease in the size of the Company's investment portfolio to support working capital requirements and to continuing repurchases of the Company's common stock. For the nine month period ended September 30, 1996, other income reflects a decrease from the comparable period of 1995 by $533,000 or 33.2% to $1,072,000 due primarily to decreased interest income as described above.

PROVISION FOR INCOME TAXES The Company's effective tax rate for both the three and nine month periods ended September 30, 1996 was 36.5%, as compared to 36.3% for the three month period ended September 30, 1995 and 37.0% for the nine month period ended September 30, 1995. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

GEOGRAPHIC SEGMENTS Domestic pre-tax income for the three month period ended September 30, 1996 increased 38.8% over the comparable period of 1995 due primarily to sales increases, especially at the Factura Kiosks product division. Through the nine months ended September 30, 1996, pre-tax income from domestic operations increased 70.8% due to the non-recurring charges recorded in 1995 (discussed above) as well as the domestic sales increases. Pre-tax income from international operations for the three and nine month periods ended September 30, 1996 increased 51.3% and 69.0%, respectively, over the comparable periods of 1995 on the strength of the previously discussed international sales increases and the non-recurring charges recorded in 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had net working capital of $55,019,000, including approximately $33,983,000 in cash, cash equivalents and marketable securities. The Company reported a net cash generated by operating activities of $1,684,000 for the nine months ended September 30, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of September 30, 1996, the Company had no borrowings under its bank line of credit.

In September, 1995, the Board of Directors of the Company authorized a one-year repurchase program of the Company's common stock, not to exceed $10 million. Through September 30, 1996 the Company repurchased 672,138 shares at an aggregate cost of $9,917,000. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, including, possible acquisitions.

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



                                        MicroTouch Systems, Inc.



Dated: November 4, 1996                      BY:   /s/Geoffrey P. Clear
                                                   ------------------------
                                             Geoffrey P. Clear
                                             Vice President -
                                             Finance & Administration,
                                             Chief Financial Officer &
                                             Treasurer

                                 EXHBIT INDEX
                                 ------------


Exhibit                                                Page
-------                                                ----

27                      Financial Data Schedule         14