Form 10-K/A
period 1995-12-31
MICROTOUCH SYSTEMS INC
filed 1996-12-27
CIK 803395

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________
                                  Form 10-K/A
                               Amendment No. 1 to

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                  __________
Commission file number: 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name or registrant as specified in its charter)
                                  __________

Massachusetts                                         04-2802971
-------------                                         ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

300 Griffin Park                                         01844
                                                         -----
Methuen, MA                                           (Zip Code)
-----------
(Address of principal executive offices)

                                (508) 659-9000
                                --------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.[_]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 7, 1996, was approximately $113,816,000 (based on the last price of such stock as reported by NASDAQ Stock Market on such date).

The number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 1996 was:
     Common Stock, $0.01 par value                 7,810,789


Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held June 13, 1996 are incorporated by reference into Part III of this Form 10K.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

     The Company is involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd. ("Nissha"), which is currently pending in London, England, under the auspices of the International Chamber of Commerce ("ICC"). The case is based on the company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the company and Nissha. The Company is seeking as its primary remedy, repurchase (at par value) of shares of the Company's Common Stock held by Nissha, as well as other remedies. No counterclaims have been filed against the Company. As of December 31, 1995 the Company had incurred approximately $1.0 million of legal fees in pursuing this matter.

The arbitration case against Nissha, is nearing its conclusion. The Company has been advised that the arbitrators hearing the case have reached a decision and submitted the decision to the Court of Arbitration in Paris for review under ICC procedures. The Court of Arbitration is scheduled to review the decision at its next meeting to be held between January 22 and 24, 1997 and the Company expects to be promptly advised of the decision after that meeting.

If the Company prevails in the case, a hearing to determine the damages, if any to which the company may be entitled, will be scheduled after the decision is announced. If the Company does not prevail, its arbitration costs will have been fully expensed, however, the company may be required to pay a portion of Nissha's fees and cost, which could be significant, as determined by the arbitrator in the case. If the Company is successful in its arbitration, the fair market value of any amount awarded will be recorded as income.

The Company is involved in a case entitled Elo Touch Systems, Inc. v. The Graphics Technology Company, Inc., MicroTouch Systems, Inc. et al, which is currently pending in the United States District Court in Knoxville, Tennessee. The case arises from claims by Elo Touch Systems ("Elo") that The Graphics Technology Company, Inc. (the predecessor to the Company's Touch Technology business) manufactured and sold, and that the Company intends to manufacture and sell in the future, certain products which infringe certain patent rights held by Elo. Elo is seeking unspecified damages and remedies for the defendants' alleged patent infringements. The parties are currently engaged in an extensive discovery process and the case will mostly likely be scheduled for trial later this year.

The Company is a plaintiff in a pending case entitled MicroTouch Systems, Inc. and Peptek, Inc. v. Elo Touch Systems, Inc. which is currently pending in the United States District Court in Boston, Massachusetts. The case arises from claims by the Company and Peptek, Inc. ("Peptek") that Elo manufactures and sells products which infringe certain patent rights held by Peptek and exclusively licensed to the Company. The Company is seeking unspecified damages and remedies for Elo's alleged patent infringements. The parties are in the pre-discovery stage and it is impossible to predict when the case may be scheduled for trial.

As partially described above, the Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimatable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA



     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1995 have been derived from the Company's consolidated financial statements. The Company's December 31, 1995 consolidated financial statements have been restated. (See Note 10 of the consolidated financial statements page F-14). The consolidated financial statements for the five years ended December 31, 1995 have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this document.

                                                            YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                                                                               1995
                                             1991         1992        1993        1994     As Restated
                                          -----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:                      (in thousands, excepts per share amounts)
Net sales...............................     $18,856      $30,457     $31,043     $58,855     $76,718
Cost of sales...........................      10.822       17,994      18,520      35,464      47,735
                                             -------      -------     -------     -------     -------
     Gross profit.......................       8,034       12,463      12,523      23,391      28,983
Operating expenses:.....................
   Research and development.............       1,305        2,135       2,061       3,411       5,027
   Sales and marketing..................       2,924        4,116       4,787       8,240      11,607
   General and administrative...........       1,820        2,755       2,566       3,413       5,314
   Amortization of intangible assets and         ---          ---         ---         104         381
      purchased technology..............
   Write-off of purchased technology and
      related assets....................         ---          ---         ---         ---       1,985
   Purchased in-process research and
      development and related costs.....         ---          ---         ---         ---       3,000
                                             -------       -------     -------     -------     -------
     Total operating expenses...........       6,049        9,006       9,414      15,168      27,314
                                             -------      -------     -------     -------     -------
Operating income........................       1,985        3,457       3,109       8,223       1,669
Other income (expense)..................         (79)         283         312         786       2,014
Arbitration costs.......................         ---          ---         ---         ---       1,019
                                             -------      -------     -------     -------     -------
Income before provision for income taxes       1,906        3,740       3,421       9,009       2,664
Provision for income taxes..............         831        1,440       1,230       3,336         980
                                             -------      -------     -------     -------     -------
Net income..............................     $ 1,075      $ 2,300     $ 2,191     $ 5,673     $ 1,684
                                             =======      =======     =======     =======     =======
Earnings per share:
        Primary.........................       $0.21        $0.38       $0.32       $0.77       $0.20
        Fully diluted...................       $0.21        $0.38       $0.31       $0.75       $0.20
Weighted average common and common
   equivalent shares outstanding
        Primary.........................       5,086        6,092       6,948       7,321       8,607
        Fully diluted...................       5,176        6,092       6,968       7,575       8,607

                                                                    DECEMBER 31,
                                             --------------------------------------------------------
                                                                                                1995
                                               1991         1992        1993        1994     As Restated
                                             -------      -------     -------     -------     -------
BALANCE SHEET DATA:                                              (in thousands)
Working capital.........................     $ 3,787      $14,336     $17,043     $63,245     $55,748
Total assets............................       8,799       20,808      24,218      77,647     $76,353
Mandatory redeemable convertible
 preferred stock........................       2,077          ---         ---         ---         ---
Stockholders' equity....................       2,616       15,817      18,665      67,856      63,851

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The following table sets forth for the fiscal periods indicated, the percentage of total revenues represented by certain items in MicroTouch's statement of operations:


                                   PERCENTAGE OF TOTAL REVENUES

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                                                  1995
                                           1993       1994     As Restated
                                          ------     ------    -----------
Total Revenues                            100.0%     100.0%      100.0%
Cost of Sales                              59.7%      60.3%       62.2%
   Gross Profit                            40.3%      39.7%       37.8%
Operating Expenses:
   Research and Development                 6.6%       5.8%        6.6%
   Sales and Marketing                     15.4%      14.0%       15.1%
   General and Administrative               8.3%       5.8%        6.9%
   Amortization of intangible assets        ----        .2%         .5%
    and purchased technology
   Write-off of purchased technology
    and related assets                      ----       ----        2.6%
   Purchased in-process research and        ----       ----        3.9%
    development and related costs
     Total Operating Expenses              30.3%      25.8%       35.6%
Operating Income                           10.0%      14.0%        2.2%
Other Income                                1.0%       1.3%        2.6%
Arbitration costs                           ----       ----        1.3%
Income Before Provision for Income Taxes   11.0%      15.3%        3.5%
Net Income                                  7.1%       9.6%        2.2%

YEARS ENDED DECEMBER 31, 1995 AND 1994

Net Sales. Net sales in the fiscal year ended December 31, 1995 increased from the corresponding period of 1994 by $17.9 million, or 30.4%, to $76.7 million. This increase in net sales reflects both an increase in the volume of sales of existing products, primarily in the domestic gaming and entertainment markets and in Japan, Australia and the Far East, and, to a lesser extent, the commencement of sales of new products from the kiosk and resistive touchscreen businesses which were acquired during 1995. Sales to International Business Machines (IBM) for the fiscal year ended December 31, 1995 accounted for 4.0% of net sales as compared to 12.1% of net sales for the comparable period of 1994. The Company cannot predict at this time when or if sales to IBM will return to former levels.

The 1995 increase in the Company's net sales over the year ended December 31, 1994 reflects a 47.0% increase in net sales from international operations, compared to a 24.3% increase for domestic net sales. The relatively greater increase in international net sales was due primarily to continued sales penetration in existing markets, especially Japan, as well as the Company's establishment of sales offices in Germany and France during 1995.

Gross Profit. Gross profit for the fiscal year ended December 31, 1995 increased for the corresponding period of 1995 by $5.6 million, or 23.9%, to $29.0 million. As a percentage of net sales, gross profit was 37.8% for the fiscal year ended December 31, 1995 as compared to 39.7% for the fiscal year ended December 31, 1994. The decrease in gross profit as a percentage of net sales was largely attributable to continued price competitiveness in the touchscreen market and to a trend in the Company's product sales mix toward a higher proportion of lower gross profit monitor sales. This higher monitor mix is expected to continue for the foreseeable future. Also, impacting gross profits as a percentage of net sales in 1995 were sales from kiosk and resistive membrane operations acquired during the year, both of which experience lower gross profits as a percentage of net sales than the Company's historical product lines.

Research and Development. Research and development expenses for the fiscal year ended December 31, 1995 increased over the corresponding period of 1994 by $1.6 million, or 47.4%, to $5.0 million. As a percentage of net sales, research and development expenses increased from 5.8% for the fiscal year ended December 31, 1994 to 6.6% for the corresponding period of 1995. The increase in research and development expenses resulted primarily from development related to the Company's newly acquired resistive membrane technology and continued development in the Company's ThruGlass and TouchPen product lines. The Company expects that research and development expenses may increase in the future on an absolute spending basis.

Sales and Marketing. Sales and marketing expenses for the fiscal year ended December 31, 1995 increased over the corresponding period of 1994 by $3.4 million, or 40.9%, to $11.6 million. As a percentage of net sales, sales and marketing expenses increased from 14.0% for the fiscal year ended December 31, 1994 to 15.1% for the corresponding period of 1995. The increase in sales and marketing expenses resulted primarily from the sales and marketing costs associated with the kiosk and resistive membrane technology acquisitions as well as the expenses resulting from the opening of two new international sales offices in France and Germany.

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1995 increased from the corresponding period of 1994 by $1.9 million, or 55.7%, to $5.3 million. As a percentage of net sales, general and administrative expenses increased from 5.8% for the fiscal year ended December 31, 1994 to 6.9% for the corresponding period of 1995. Ongoing administrative expenses associated with the recently acquired kiosk and resistive touchscreen businesses and the expenses associated with expanded administrative infrastructures in both the Japanese and European operations accounted for the majority of the increase.

Amortization of Intangibles. Amortization of intangible costs for the year ended December 31, 1995 were $381,000. This represents costs associated with the Company's 1995 acquisitions of Factura and Touch Technology, as well as amortization for the earlier acquisitions of Moonstone, Rand Walker and Visage

Write-off of Purchased Technology and Related Assets. During the second quarter of 1995, the Company, as a result of an extensive technology review and a strategic decision to focus on product development in the resistive technology area rather than the TouchMate technology, recorded a one-time pretax charge of $1,985,000. This charge included the write-off of the TouchMate technology and the writedown of related inventory to net realizable value.

Charge for Purchased In-Process Research and Development and Related Costs. During the second quarter of 1995, the Company expensed $3,000,000 of costs associated with in-process research and development projects which were part of the acquisition of Touch Technology. The development of these projects had not yet reached technological feasibility and the technology has no alternative future use. The technologies acquired in this acquisition have required, and will require, substantial additional development by the Company.

Operating Income. Operating income for the fiscal year ended December 31, 1995 of $1.7 million represented a decrease of $6.6 million or 79.7% from the corresponding period of 1994. Non-recurring charges related to the write-off of purchased technology, assets and research and development (discussed above) represent the majority of the decrease. Operating income before these charges would have been $6.7 million, or 8.7% of net sales, compared to $8.2 million, or 14.0% of sales for the corresponding period of 1994, primarily reflecting the unfavorable effect of the lower gross profit percentage and the higher level of operating costs required to support expanded operations. Operating losses at the Company's international operations increased from $331,000 in 1994 to $517,000
in 1995.   This 56.2% increase in the 1995 operating loss from the Company's international operations, as compared to the 1994 operating loss, resulted primarily from increased infrastructure costs associated with the Company's European sales offices, especially in France and Germany. (See Item 8 - Note 6 to Consolidated Financial Statements).

Other Income. Other income in the fiscal year ended December 31, 1995 was $2.0 million as compared to $0.8 million for the corresponding period of 1994. In 1995, other income included $1.9 million in interest income, net of interest expense, and an insignificant foreign exchange gain. For the comparable period of 1994, other income included $0.3 million in interest income, net of interest expense and $0.5 million in foreign exchange gains and other. The increase in interest income is directly attributable to the $43 million raised in the Company's secondary stock offering in December, 1994.

Arbitration Costs. During 1995 the Company incurred $1,019,000 in arbitration costs related to its international arbitration versus Nissha (See Item 3, "Legal Proceedings", page 10). Hearings on this case continued into 1996 and the Company continued to incur additional abritration costs estimated at $1 million. If the Company does not prevail, the Company may be required to pay a portion or all of Nissha's fees and costs, which could be significant, as determined by the arbitrators in the case. If the Company is successful in its arbitration, the fair market value of any amount awarded will be recorded as income. A decision on the merits of the case is anticipated in early 1997.

Restatement of December 31, 1995 Financial Statements. In December 1996, the Company restated its December 31, 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts in 1995.

Amounts in 000's except per share data

                                 As             As
                              Reported       Restated
                                1995           1995
                                ----           ----
     Pre-tax income           $3,683           $2,664
     Net income                2,327            1,684
     Earnings per share
        Primary               $ 0.27           $ 0.20
        Fully diluted         $ 0.27           $ 0.20

Provision for Income Taxes. The Company's effective tax rates for the fiscal year ended December 31, 1995 and 1994 were 36.8% and 37.0%, respectively. The effective tax rates in both 1995 and 1994 differed from the federal statutory rate of 34% primarily due to the provision for state income taxes and the Company's inability to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.


YEARS ENDED DECEMBER 31, 1994 AND 1993

Net Sales. Net sales in the fiscal year ended December 31, 1994 increased from the corresponding period of 1993 by $27.8 million, or 89.6%, to $58.9 million. The Company experienced growth both domestically and internationally. International sales for the fiscal year ended December 31, 1994 accounted for 35.4% of net sales as compared to 39.4 % of net sales for the fiscal year ended
December 31, 1993.   Sales to International Business Machines (IBM) for the
fiscal year ended December 31, 1994 accounted for 12.1% of net sales as compared to 6.8% of net sales for the comparable period of 1993. Sales to IBM as a percentage of net sales decreased from 20.5% in the quarter ended June 30, 1994 to 9.7% in the quarter ended September 30, 1994 and to 5.4% in the quarter ended December 31, 1994. The Company anticipates that sales to certain high volume customers, including IBM, will continue to fluctuate on a quarterly basis. The 1994 increase in the Company's net sales over the year ended December 31, 1993 reflects a 138.1% increase in net sales from international operations, compared to a 76.5% increase for domestic net sales. The relatively greater increase in international net sales was due primarily to the Company's establishment of operations in Japan during 1994.

Gross Profit. Gross profit for the fiscal year ended December 31, 1994 increased from the corresponding period of 1993 by $10.9 million, or 86.8%, to $23.4 million. As a percentage of net sales, gross profit was 39.7% for the fiscal year ended December 31, 1994 as compared to 40.3% for the fiscal year ended December 31, 1993. The decrease in gross margin percentage is due to a higher proportion of monitor sales that typically have a lower gross margin percentage than touch screen kits and an increase in sales to high volume OEM customers, such as IBM, with higher volume price discounts.

Research and Development. Research and development expenses for the fiscal year ended December 31, 1994 increased over the corresponding period of 1993 by $1.4 million, or 65.5%, to $3.4 million. As a percentage of net sales, research and development expenses decreased from 6.6% for the fiscal year ended December 31, 1993 to 5.8% for the corresponding period of 1994. The increase in research and development expenses resulted primarily from development related to the Company's new ThruGlass and TouchMate technologies, as well as continued improvements on the Company's existing touch screen products. The Company expects that research and development expenses will increase in the future both on an absolute and percent of sales basis.

Sales and Marketing. Sales and marketing expenses for the fiscal year ended December 31, 1994 increased over the corresponding period of 1993 by $3.5 million, or 72.1%, to $8.2 million. As a percentage of net sales, sales and marketing expenses decreased from 15.4% for the fiscal year ended December 31, 1993 to 14.0% for the corresponding period of 1994. The increased sales and marketing expenses resulted from the expansion of the Company's direct sales force, an increase in its product marketing focus with the hiring of several product marketing managers and an increase in trade show participation.

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1994 increased from the corresponding period of 1993 by $847,000, or 33.0%, to $3.4 million. As a percentage of net sales, general and administrative expenses decreased from 8.3% for the fiscal year ended December 31, 1993 to 5.8% for the corresponding period of 1994. The increase in general and administrative expenses resulted from spending directly related to the Company's new operations in Japan and Australia, as well as increased staffing to support the overall growth of the Company's business.

Operating Income. As a percentage of net sales, operating income for the fiscal year ended December 31, 1993 as compared to the same period of 1994 increased from 10.0% to 14.0%, as a result of the factors discussed above. The Company incurred an operating loss of approximately $331,000 from its international operations during 1994, compared to operating income of approximately $204,000 from its international operations during 1993. The change resulted largely from increased costs associated with the start-up of the Company's Japanese operations and, to a lesser extent, increased operating expenses resulting from the start-up of the Company's Australian facility. (See Item 8 - Note 6 to Consolidated Financial Statements).

Other Income. Other income in the fiscal year ended December 31, 1994 was $0.8 million as compared to $0.3 million in the corresponding period of 1993. The increase is primarily attributable to foreign exchange gains, offset by a slight reduction in interest income, net of interest expense. The foreign exchange gains in the fiscal year ended December 31, 1994 were the result of fluctuations in the Japanese Yen and the British Pound.

Provision for Income Taxes. The Company's effective tax rates for the fiscal years ended December 31, 1994 and December 31, 1993 were 37.0% and 36.0%, respectively. The effective tax rate in 1994 differed from the federal statutory rate of 34% primarily due to the provision for state income taxes and the Company's inability to benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation. The effective tax rate for 1993 differed from the federal statutory rate of 34% primarily due to state income taxes, offset by tax exempt interest income, utilizing loss carryforwards in the U.K., and research and development tax credits.

                        LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company had net working capital of $55,748,000 including approximately $37,213,000 in cash, cash equivalents and marketable securities. The Company reported a net cash generated by operating activities of $3,533,000 for the fiscal year ended December 31, 1995. Additionally, the Company maintains a $3,000,000 bank line of credit. As of December 31, 1995, the Company had no borrowings under its bank line of credit.

On February 13, 1995, the Company purchased substantially all of the assets of Factura Composites, Inc. (Factura), a manufacturer of kiosk housings. Factura, located in Rochester, New York, specializes in concept-to-completion custom kiosks and offers a full range of related design and logistical services. Pursuant to the terms of the purchase and sale agreement, the Company purchased Factura's complete kiosk business including all operating assets, customer lists and kiosk manufacturing capabilities. The assets acquired consist primarily of inventory, accounts receivable and fixed assets offset by the assumption of certain outstanding liabilities of Factura.

During the second quarter of 1995, the Company completed the purchase of certain assets and technologies of the Touch Technology business of the Graphics Technology Company, Inc., a leading manufacturer of resistive membrane touchscreens based in Austin, Texas. This transaction involved the issuance of approximately 32,000 shares of the Company's stock and a cash payment of $2.1 million which was made in July 1995.

The Company's capital expenditures were approximately $3,478,000 in 1995.

On August 4, 1995, the Company purchased 22.5 acres of land adjacent to the Company's Methuen, Massachusetts, facility. The purchase required cash payments totaling approximately $1.8 million.

In September 1995, the Board of Directors of the Company authorized a repurchase program of the Company's common stock, not to exceed $10 million. Through December 31, 1995, the Company repurchased 516,338 shares at an aggregate cost of $7,633,000. These shares will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, including, possibly, acquisitions.

Pending operational needs, the Company has invested its cash in investment grade, short term, interest-bearing securities and preferred stock. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1997. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made.

The discussion contained in this section as well as elsewhere in this Annual Report on Form 10-K/A may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1.  FINANCIAL STATEMENTS

                                                                       PAGE NO.
     Report of Independent Public Accountants                          F - 1

     Consolidated Balance Sheets as of
        December 31, 1994 and 1995                                     F - 2

     Consolidated Statements of Operations for each of the
        three years in the period ended December 31, 1995              F - 3

     Consolidated Statements of Stockholders' Equity for each of the
        three years in the period ended December 31, 1995              F - 4

     Consolidated Statements of Cash Flows for each of the
        three years in the period ended December 31, 1995              F - 5

     Notes to Consolidated Financial  Statements                       F - 6

                                    PART IV
                                    -------


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             -----------------------------------------------------------
             8-K
             ---

             The following documents are filed as a part of this Report:

     (a)(1)  Index to Consolidated Financial Statements
             ------------------------------------------

             The following consolidated financial statements of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

                                                                                    Page in Form 10K/A
                                                                                    ------------------

     Report of Independent Public Accountants                                              F - 1

     Consolidated Balance Sheets as of December 31, 1994 and 1995                          F - 2

     Consolidated Statements of Operations for each of the three years
     in the period ended December 31, 1995                                                 F - 3

     Consolidated Statements of Stockholders' Equity for each of the three years
     in the period ended December 31, 1995                                                 F - 4

     Consolidated Statements of Cash Flows for each of the three years
     in the period ended December 31, 1995                                                 F - 5

     Notes to Consolidated Financial Statements                                            F - 6

     (a)(2)  Index to Consolidated Financial Statement Schedules
             ---------------------------------------------------

             The following consolidated financial statement schedules of MicroTouch Systems, Inc. and subsidiaries are included pursuant to
             Item 8:

Schedule II Valuation and Qualifying Accounts for each of the three years and the period ended December 31, 1995

     Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (b) The Company filed no current reports on Form 8-K during the quarter ended December 31, 1995.

     (c)     Exhibits
             --------
             3.1    Restated Articles of Organization as Amended to Date. (5)
             3.2    Amended and Restated By-laws. (1)
             3.3    Shareholder Rights Agreement (5)
             10.1   1992 Equity Incentive Plan. (1) (4)
             10.2   Letter Agreement between the Company and Geoffrey P. Cleard ated January 12, 1992. (1) (4)
             10.3   Letter Agreement between the Company and Bernard O. Geaghan dated March 6, 1990.(1) (4)

             10.4   Letter Agreement between the Company and Ted M. Miller dated September 25, 1991. (1) (4)
             10.5   Registration Agreement between the Company and the purchasers of the Company's
                    Series D, Series F and Series G Preferred Stock dated November 20, 1984, as amended on November 21, 1985 and September 12, 1986. (1)
             10.6   License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated J
                    July 1, 1988. (1)
             10.7   Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated
                    January 10, 1989. (1)
             10.8   Lease Agreement between the Company and Griffin Brook Park Associates Joint
                             Venture dated November 6, 1992. (2)
             10.9   Letter Agreement with State Street Bank & Trust Co. dated August 29, 1994. (3)
             10.10  Money Market Note dated August 29, 1994. (3)
             10.11  Purchase Agreement between the Company and Griffin Brook Two Associates
                    Joint Venture dated August 2, 1995. (5)
             10.12  1994 Directors Stock Option Plan. (4) (5)
             10.13  1995 Employee Stock Purchase Plan. (4) (5)
             11     Statement Regarding Computation of Per Share Earnings. Filed
                    Herewith
             22     Subsidiaries of the Registrant. (1)
             23     Consent of Independent Public Accountants. Filed herewith.
             25     Power of Attorney (included on signature page).
             27     Financial Data Schedule. Filed Herewith
             (1)    Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992
                    (Registration No. 33-47874) and incorporated herein by reference.
             (2)    Filed as an exhibit to the Annual Report on Form 10K filed for the year ended December
                    31, 1992 and incorporated herein by reference.
             (3)    Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
             (4)    Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
             (5)    Filed as an exhibit to the Annual Report on Form 10-K filed to the year ended
                    December 31, 1995 and incorporated herein by reference.


                                                                     SCHEDULE II



                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE THREE YEARS ENDED
                       DECEMBER 31, 1993, 1994  AND 1995
                            (AMOUNTS IN THOUSANDS)


                                                Balance        Charged                              Balance
                                                     at      to Cost &     Charged    Returns/    at End of
                                              Beginning        Expense    to Sales  Write-offs       Period
                                              of Period        -------    --------  ----------       ------
                                              ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
   SALES RETURNS

Year Ended December 31, 1993                     $1,506         $  129      $1,673     $(1,514)      $1,794
Year Ended December 31, 1994                     $1,794         $  138      $3,563     $(2,857)      $2,638
Year Ended December 31, 1995                     $2,638         $  289      $3,725     $(3,983)      $2,669

RESERVE FOR EXCESS & OBSOLETE
INVENTORY

Year Ended December 31, 1993                     $1,312         $1,737         ---        $ (1)      $3,048
Year Ended December 31, 1994                     $3,048         $1,836         ---       $(265)      $4,619
Year Ended December 31, 1995                     $4,619         $2,201         ---     $(1,763)      $5,057

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROTOUCH SYSTEMS, INC.


                                         BY /s/ D. Westervelt Davis
                                         -----------------------------------
                                         D. Westervelt Davis
                                         President, Chief Executive Officer
                                         and Director
                                         December 23, 1996

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey P. Clear and William T. Whelan, and each of them his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10K/A, including amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all his said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                       Date
---------                     -----                                       ----
/s/ James D. Logan
---------------------------
James D. Logan                Chairman of the Board of Directors          December 23, 1996


/s/ D. Westervelt Davis
---------------------------
D. Westervelt Davis           President, Chief Executive Officer          December 23, 1996
                              and Director

/s/ Geoffrey P. Clear
---------------------------
Geoffrey P. Clear             Vice President, Finance and                 December 23, 1996
                              Administration, Chief Financial Officer
                              and Treasurer

/s/ Ronald D. Fisher
---------------------------
Ronald D. Fisher              Director                                    December 23, 1996


/s/ Edward J. Stewart III
---------------------------
Edward J. Stewart III         Director                                    December 23, 1996


/s/ Frank Manning
---------------------------
Frank Manning                 Director                                    December 23, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MicroTouch Systems, Inc:

We have audited the accompanying consolidated balance sheets of MicroTouch Systems, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, as restated. (See Note 10). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTouch Systems, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, as restated, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 23, 1996

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                                          December 31,
                                                                                                        1995
                                                                                  1994              As Restated
                                                                                  ----                  ----
                                                                  ASSETS
Current assets:
   Cash and cash equivalents (Note 1).........................      $            43,613         $       5,706
   Marketable securities (Note 1).............................                    2,760                31,507
   Accounts receivable, net of allowances of $2,638 at
    December 31, 1994 and $2,669 at December 31, 1995.........                    7,536                12,759
   Inventories  (Note 1)......................................                   15,362                11,535
   Deferred income taxes (Note 4).............................                    3,070                 5,311
   Prepaid expenses and other current assets..................                      695                 1,432
                                                                                 ------                ------
     Total current assets.....................................                   73,036                68,250
Property and equipment, at cost (Note 1)
   Machinery and equipment....................................                    4,092                 5,955
   Furniture and fixtures.....................................                      686                   575
   Leasehold improvements.....................................                      457                   567
   Land.......................................................                      ---                 1,802
                                                                                 ------                ------
                                                                                  5,235                 8,899
Less--Accumulated depreciation and amortization...............                    2,436                 3,685
                                                                                 ------                ------
     Net property and equipment...............................                    2,799                 5,214
Other assets..................................................                    1,812                 2,889
                                                                                 ------                ------
                                                                    $            77,647         $      76,353
                                                                                 ======                ======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................................      $             5,450         $       6,026
   Accrued payroll and related costs..........................                    1,935                 1,768
   Accrued expenses...........................................                    2,283                 4,708
   Accrued income taxes.......................................                      123                   ---
                                                                                 ------                ------
     Total current liabilities................................                    9,791                12,502
Commitments (Note 5)
Stockholders' equity  (Note 3)
   Preferred stock, $.01 par value per share--
     500,000 shares authorized, none issued and outstanding
     at December 31, 1994 and 1995............................                      ---                   ---
   Common stock, $.01 par value per share--
     10,000,000 shares authorized at December 31, 1994 and
     20,000,000 at December 31, 1995, 8,107,024 and
     8,220,623 issued at December 31, 1994 and 1995...........                       81                    82
   Additional paid-in capital.................................                   57,023                58,984
   Treasury stock at cost -- 4,076 and 508,634 shares at
   December 31, 1994 and 1995.................................                      (62)               (7,513)
  Cumulative translation adjustment (Note 1)...................                    (306)                 (648)
  Net unrealized gain (loss) on securities available for sale..                     (12)                  142
  Retained earnings............................................                  11,132                12,804
                                                                                 ------                ------

     Total stockholders' equity...............................                   67,856                63,851
                                                                                 ------                ------
                                                                    $            77,647         $      76,353
                                                                                 ======                ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN 000S EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                                                   1995
                                                                  1993            1994          As Restated
                                                               ---------        --------         --------
Net sales (Notes 1 and 6)..................................      $31,043         $58,855          $76,718
Cost of sales..............................................       18,520          35,464           47,735
                                                                 -------         -------          -------
                   Gross profit............................       12,523          23,391           28,983

Operating expenses:
  Research and development.................................        2,061           3,411            5,027
  Sales and marketing......................................        4,787           8,240           11,607
  General and administrative...............................        2,566           3,413            5,314
  Amortization of intangible assets and
    purchased technology...................................         ----             104              381
  Write-off of purchased technology and
    related assets.........................................         ----            ----            1,985
  Purchased in-process research
    and development and related costs......................         ----            ----            3,000
                                                                 -------         -------          -------
          Total operating expenses.........................        9,414          15,168           27,314
                                                                 -------         -------          -------

                  Operating income.........................        3,109           8,223            1,669

Other income (expense):
  Interest expense.........................................          (11)            (75)            (132)
  Interest income..........................................          330             408            2,051
  Other income (expense)(Note 1)...........................           (7)            453               95
                                                                 -------         -------          -------
                                                                     312             786            2,014
Arbitration costs (Notes 9 and 10).........................         ----            ----            1,019
                                                                 -------         -------          -------
Income before provision for income taxes...................        3,421           9,009            2,664

Provision for income taxes (Note 4)........................        1,230           3,336              980
                                                                 -------         -------          -------
Net income.................................................      $ 2,191         $ 5,673          $ 1,684
                                                                 =======         =======          =======

Earnings per share:
  Primary..................................................        $0.32           $0.77            $0.20
  Fully diluted............................................        $0.31           $0.75            $0.20

Weighted average common and common
 equivalent shares outstanding
  Primary..................................................        6,948           7,321            8,607
  Fully diluted............................................        6,968           7,575            8,607

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 1995--AS RESTATED

                      (Amount in 000s except share data)

                                                                         Net Unrealized
                                                                         Gain (loss) On
                                                Additional   Cumulative   Securities                                      Total
                              Common Stock       Paid-in    Translation  Available for     Retained   Treasury Stock   Stockholders'
                           -------------------                                                      ------------------
                              Shares     Amount   Capital    Adjustment     Sale           Earnings  Shares    Amount     Equity
                           ----------- -------------------- --------------------------- ------------------------------ ------------
Balance, December 31, 1992     6,315,940   $  63    $12,740     $ (254)         $ --         $3,268       --       $  --    $15,817
Exercise of stock options        279,500       3        121                                                                     124
Compensation expense related
 to common stock options                                 62                                                                      62
Tax benefit related to exercise
 of stock options and
 disqualifying dispositions                             495                                                                     495
Effect of exchange rate changes                                    (24)                                                         (24)
Net Income                                                                                    2,191                           2,191
                              ----------  ------    -------    -------   -----------      ---------  -------    -------     -------
Balance, December 31, 1993     6,595,440      66     13,418       (278)           --          5,459       --         --      18,665
Exercise of stock options        361,584       4        495                                                                     499
Compensation expense related
 to common  stock options                                55                                                                      55
Effect of exchange rate changes                                    (28)                                                         (28)
Tax benefit related to exercise
 of stock options and
 disqualifying dispositions                             429                                                                     429
Proceeds from sale of common
 stock, net                    1,150,000      11     42,626                                                                  42,637
Unrealized loss on
 securities available for sale,
 net of tax                                                                      (12)                                           (12)
Purchase of treasury stock                                                                            (4,076)       (62)        (62)
Net income                                                                                    5,673                           5,673
                              ----------  ------    -------    -------   -----------      ---------  -------    -------     -------
Balance, December 31, 1994     8,107,024      81     57,023       (306)          (12)        11,132   (4,076)       (62)     67,856
Exercise of stock options         81,600       1        338                                                                     339
Employee stock purchase plan                                                                    (12)  11,780        182         170
Compensation expense related                                                                                                     --
 to common stock options                                 27                                                                      27
Effect of exchange rate changes                                   (342)                                                        (342)
Tax benefit related to exercise
 of stock options and
 disqualifying dispositions                             516                                                                     516
Unrealized gain on securities
 available for sale, net of tax                                                  154                                            154
Shares issued in connection with
 Touch Technology acquisition    31,999     ----      1,080                                                                   1,080
Purchase of treasury stock                                                                          (516,338)    (7,633)     (7,633)
Net income                                                                                    1,684                           1,684
                              ----------  ------    -------    -------   -----------      ---------  -------    -------     -------
Balance December 31, 1995,
 as restated                   8,220,623    $ 82    $58,984     $ (648)         $142        $12,804 (508,634)   $(7,513)   $ 63,851
                              ==========  ======    =======    =======   ===========      =========  =======    =======     =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000S)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                                                       1995
                                                                                       1993            1994         As Restated
                                                                                       ----            ----            ----
Cash flows from operating activities:
  Net income                                                                    $     $2,191       $     5,673        $     1,684
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities--
     Depreciation and amortization                                                       383               967              1,630
     Increase in deferred income taxes                                                  (800)           (1,095)            (2,241)
     Compensation expense related to common stock options                                 62                55                 27
     Write-off of purchased technology and related assets                                ---               ---              1,985
     Purchased research and development and related costs                                ---               ---              3,000
     (Increase) decrease in assets--
        Accounts receivable                                                             (363)           (3,871)            (5,223)
        Inventories                                                                   (2,099)           (7,988)             3,939
        Prepaid expenses and other current assets                                       (340)              (55)              (924)
        Other assets                                                                     (16)               16             (1,549)
     Increase (decrease) in liabilities--
        Accounts payable                                                                (474)            3,120                576
        Accrued expenses                                                                 800             1,654                752
        Accrued income taxes                                                             236              (536)              (123)
                                                                                ------------       -----------        -----------
          Net cash provided by (used in) operating activities                           (420)           (2,060)             3,533
Cash flows from investing activities:
  Purchase of property and equipment, net                                               (508)           (2,265)            (3,478)
  Sale and maturity of marketable securities                                             ---             4,534             13,775
  Purchase of marketable securities                                                   (1,573)             (400)           (42,300)
  Investments in and acquisitions of businesses, net of cash
     acquired                                                                            ---            (1,720)            (2,486)
                                                                                ------------       -----------        -----------
          Net cash provided by (used in) investing activities                         (2,081)              149            (34,489)
Cash flows from financing activities:
  Exercise of stock options and sale of common stock, net                                124            43,136                520
  Purchase of treasury stock                                                             ---               (62)            (7,633)
  Tax benefit from exercise of stock options
     and disqualifying dispositions                                                      495               429                516
                                                                                ------------       -----------        -----------
          Net cash provided by (used in) financing activities                            619            43,503             (6,597)
Effect of exchange rates on cash                                                         (24)              (28)              (354)
                                                                                ------------       -----------        -----------
Net increase (decrease) in cash and cash equivalents                                  (1,906)           41,564            (37,907)
Cash and cash equivalents, beginning of period                                         3,955             2,049             43,613
                                                                                ------------       -----------        -----------
Cash and cash equivalents, end of period                                        $      2,049       $    43,613        $     5,706
                                                                                ============       ===========        ===========
Supplemental disclosures of cash flow information:
Interest paid                                                                   $         11       $        74        $        72
                                                                                ------------       -----------        -----------
Income taxes paid                                                               $      1,220       $     4,668        $     3,390
                                                                                ------------       -----------        -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Nature of the Business

     MicroTouch Systems, Inc. develops, manufactures and sells touch screen-based systems, including touch sensitive screens, digitizers for pen computers, ThruGlass products and kiosk systems.

     b)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts, transactions and profits have been eliminated.

     c)  Stock Split

     On October 5, 1994, the Company declared a two-for-one split of its Common Stock in the form of a stock dividend. In connection with the stock split, stockholders of record on October 21, 1994 received one additional share for each share held on that date. The distribution of the new shares occurred on November 1, 1994. All common stock information, weighted average common and common equivalent shares outstanding, and net income per share data included in the accompanying consolidated financial statements have been adjusted to reflect this stock split.

     d)  Earnings per Share

     Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

     e)  Cash, Cash Equivalents and Cash Flows

     At December 31, 1994 and 1995, cash and cash equivalents included approximately $41,546,000 and $1,300,000, respectively, of liquid investments with original maturities of less than 90 days. Cash equivalents are stated at cost which approximates market value.

     f)  Marketable Securities

     Marketable securities consist of investment-grade, federal tax-exempt municipal bonds and preferred stock.

     On January 1, 1994, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. The Company's financial condition and results of operations were not materially impacted in 1994 as a result of adopting SFAS No. 115. SFAS No. 115 requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the accompanying balance sheet and that unrealized holding gains or losses for these investments be reported as a separate component of stockholders' equity until realized.

The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type as of December 31, 1995 are as follows:

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     f)  Marketable Securities - (continued)

                                                        GROSS UNREALIZED       GROSS UNREALIZED
                         MARKET VALUE    COST BASIS          GAINS                 LOSSES
                       ---------------   ------------  --------------------  ---------------------
Tax Exempt Securities     $29,507,000    $29,269,000       $241,000                   $3,000
Preferred Stock             2,000,000      2,000,000            ---                      ---
                          -----------    -----------       --------                   ------
                          $31,507,000    $31,269,000       $241,000                   $3,000
                          ===========    ===========       ========                   ======

     Securities available-for-sale in the accompanying balance sheet at December 31, 1995, include $17,243,000 with contractual maturities of one year or less and $13,761,000 with contractual maturities of one through five years and $503,000 with contractual maturities of five to ten years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call options that enable the issuer to redeem these securities at an earlier date.

     g)  Inventories

     Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            December 31,
                                                            ------------
                                                         1994         1995
                                                         ----         ----
     Raw materials........................        $ 4,185,000  $ 3,730,000
     Work-in-process......................          2,403,000    2,410,000
     Finished goods.......................          8,774,000    5,395,000
                                                  -----------  -----------
                                                  $15,362,000  $11,535,000
                                                  ===========  ===========

     h)  Property and Equipment

     The Company provides for depreciation and amortization using the straight-line method through charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives of three to five years.

     Maintenance and repairs are charged to operations as incurred. When property and equipment is sold or otherwise disposed of, the asset cost and accumulated depreciation is removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

     i)  Revenue Recognition

     The Company recognizes product revenue upon shipment. Service revenues are recognized as the services are provided. The Company provides allowances for estimated sales returns and bad debts and provides for the estimated cost of warranty at the time of product shipment.

     j)  Foreign Currency Translation

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income (expense) and amounted to a loss of approximately $7,000 for the year ended December 31, 1993, a gain of approximately $387,000 for the year ended December 31, 1994 and a gain of approximately $3,000 for the year ended December 31, 1995.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     k)  Use of Estimates In Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

     1)  "DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS"

     SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," which was adopted by the Company effective January 1, 1995, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Company as of December 31, 1995 consist primarily of short-term trade receivables and payables, for which the carrying amounts approximate fair values, cash equivalents and marketable securities.

     m)  Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Management anticipates that the application of the new statement will not have a significant impact on the results of operations or financial condition of the Company


2)  LINE OF CREDIT

     The Company has a demand bank line of credit in the amount of $3,000,000 under which the Company may borrow on an unsecured basis at the bank's prime rate and on a secured basis at a negotiated rate. There were no amounts outstanding under this line at December 31, 1994 or 1995.


3)  STOCKHOLDERS' EQUITY

     a)  Secondary Public Offering

     On December 8, 1994, the Company completed a secondary offering of its Common Stock and issued 1,000,000 shares of Common Stock. On December 22, 1994 an additional 150,000 shares were issued pursuant to the underwriters' over-allotment option. The net proceeds to the Company from the offering after deducting underwriters' commissions and offering expenses were approximately $42.6 million.

     b)  Equity Incentive Plans

     On April 17, 1992, the stockholders of the Company approved, effective January 1, 1992, the 1992 Equity Incentive Plan (the 1992 Plan) which replaces the Company's 1983 Incentive Stock Option Plan (the 1983 Plan).

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3)  STOCKHOLDERS' EQUITY - (CONTINUED)

The 1992 Plan authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights (SARs), performance shares or restricted stock (the Awards) for the purchase of an aggregate of 2,000,000 shares of common stock, including shares that are issuable pursuant to outstanding stock options under the 1983 Plan. The Board of Directors has appointed the Compensation Committee (the Committee) to administer the 1992 Plan. Awards under the 1992 Plan are granted at the discretion of the Committee, which shall determine the eligible persons to whom, and the times at which, Awards shall be granted, the type of Award to be granted and all other related terms, conditions and provisions of each Award granted. In the case of incentive stock options, the exercise price will not be less than the fair market value of the common stock on the date of Award. In the case of non-qualified stock options, the exercise price will not be less than 50% of the fair market value of the common stock on the date of the Award.

     The Committee may award SARs in tandem with an option (at or after the award of the option) or alone and unrelated to an option. SARs in tandem with an option shall terminate to the extent that the related option is exercised, and the related option shall terminate to the extent that the tandem SARs are exercised. SARs granted in tandem with options shall have an exercise price of not less than the exercise price of the related option.

     The Committee may award performance shares and determine the performance cycles and performance goals. The value of performance shares will be equal to the fair market value of the common stock on the date the performance shares are earned.

     The Committee may award shares of restricted stock and determine the duration of the restricted period during which, and the conditions under which, the shares may be forfeited to the Company and the other terms and conditions of such Awards. Shares of restricted stock shall be issued for no cash consideration or such minimum consideration as may be required by applicable law.

     In 1993, options to purchase 200,000 shares were granted to the Company's Chief Executive Officer under a 10 year performance incentive agreement pursuant to the 1992 plan. These options will become exercisable at the end of 10-years or may become exercisable in various installments based on the achievement of certain financial milestones over the term of the agreement. As of December 31, 1995, 80,000 shares were exercisable under this grant.

     Options to purchase 763,868 shares of common stock are outstanding under the 1992 Plan at December 31, 1995 and generally vest at a rate of 25% per year for four years. At December 31, 1995, no SARs, performance shares or other restricted stock have been awarded under the 1992 Plan. As of December 31, 1995, 718,568 shares of common stock are available for future awards under the 1992 Plan.

     Effective February 8, 1994, the Board of Directors adopted the 1994 Director Stock Option Plan (the 1994 Plan). This 1994 Plan was approved by the stockholders of the Company at the annual stockholders' meeting held on June 16, 1995. The 1994 Plan authorizes the grant of non qualified stock options to all directors of the Company who are not employees of the Company or any of its subsidiaries. An aggregate of 200,000 shares of common stock have been authorized for issuance under the 1994 Plan. The Board of Directors administers the 1994 Plan. Under the terms of the 1994 Plan, each non-employee director, upon initial election to the Board of Directors, shall receive options to purchase 10,000 shares of common stock. In lieu of grants upon election, current directors received initial grants upon the effective date of the adoption of the 1994 Plan. Immediately following the annual meeting of the stockholders each year, each non-employee director of the Company continuing in office shall automatically be granted options to purchase 2,500 shares of common stock. Options are granted at an exercise price equal to the fair market value of the underlying common stock and generally vest over time.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3)  STOCKHOLDERS' EQUITY - (CONTINUED)

     Options to purchase 70,000 shares of common stock are outstanding under the 1994 Plan at December 31, 1995. As of December 31, 1995, 130,000 shares of common stock are available for future grants under the 1994 Plan.

     The Company has also granted other non-qualified stock options to purchase shares of common stock, of which options to purchase 80,000 shares of common stock are outstanding at December 31, 1995.

     Certain stock options have been granted with exercise prices that were less than the estimated fair market value of the common stock on the date of grant. The aggregate difference of approximately $216,000 between the exercise price and the estimated fair market value on the date of grant related to these stock options will be recognized as expense ratably over the appropriate vesting period, which is generally four years. Compensation expense related to these stock options totaled approximately $62,000, $55,000 and $27,000 for the years ended December 31, 1993, 1994 and 1995.

The following is a summary of the stock option activity for the years ended December 31, 1993, 1994 and 1995.

                                         NUMBER OF         EXERCISE PRICE
                                          SHARES              PER SHARE
                                          ------              ---------
     Outstanding at December 31, 1992..   962,500      $  .25     -    $ 7.13
          Granted......................   316,000        6.00     -      7.13
          Terminated...................   (51,500)       1.50     -      6.88
          Exercised....................  (279,500)        .25     -      5.00
                                         --------      ------          ------

     Outstanding at December 31, 1993..   947,500      $  .25     -    $ 7.13
          Granted......................   317,452        6.19     -     45.00
          Terminated...................   (38,500)       1.75     -      7.13
          Exercised....................  (361,584)        .25     -      7.13
                                          -------      ------          ------
     Outstanding at December 31, 1994..   864,868      $  .30     -    $45.00
                                         --------      ------          ------
         Granted.......................   230,050       12.13     -     36.88
         Terminated....................   (99,450)       5.00     -     45.00
         Exercised.....................   (81,600)        .30     -     11.88
                                         --------      ------          ------
     Outstanding at December 31, 1995..   913,868      $ 1.50          $36.88
                                         ========      ======          ======
     Exercisable at December 31,1995...   303,467      $ 1.50          $16.89
                                         ========      ======          ======

     In December 1995, the FASB issued SFAS No. 123, "Stock-Based Compensation," which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that employee stock-based compensation be either recorded or disclosed at its fair value. Management expects to continue to account for stock-based compensation under Accounting Principles Board No. 25 and does not expect to not adopt the new accounting provisions for stock-based compensation under SFAS No. 123, but will include the additional required disclosures in the 1996 consolidated financial statements.

     c) Shareholder Rights Plan. In January 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record on January 19, 1996 and authorized the issuance of one right for each share of the Company's common stock issued between January 19, 1996 and the date on which the right becomes separable from the common stock. Each right entitles the shareholders to buy from the Company 1/100 of a share of Series A junior participating preferred stock, $.10 par value, at a purchase price of $75 per right. The rights will be exercisable or separable from the common stock until ten business days after a party acquires beneficial ownership of 20 percent or more of the Company's common stock or announces a tender offer for at least 20% of its common shares outstanding.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     The rights are subject to adjustment and may be redeemed by the Company at a price of $0.01 per rights at any time until the tenth day following the point at which they become exercisable. In the event that the Company is acquired in a merger or other business combination transaction, each right, other than those held by the acquiring party, will entitle its holders to purchase an amount of shares of the Company's common stock which equals the exercise price of the rights divided by one-half of the current market price of the common stock. The rights will expire, unless earlier redeemed or exchanged, on January 19, 2006, or earlier in certain circumstances.

4)   INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of January 1, 1992. There was no material effect on the Company's financial statements due to the adoption of SFAS No. 109. Provisions for income taxes recognize the tax effect of all revenue and expense transactions as well as any changes during the period in deferred tax assets and liabilities. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                   1993          1994         1995
                                                   ------        ----         ----
Domestic................................       $3,217,000   $ 9,340,000   $3,181,000
Foreign.................................          204,000      (331,000)    (517,000)
                                               ----------   -----------   ----------
     Total..............................       $3,421,000   $ 9,009,000   $2,664,000
                                               ==========   ===========   ==========

The provision for federal and state income taxes consists of the following:

                                             1993                     1994                       1995
                                             ----                     ----                       ----

                                     FEDERAL      STATE      FEDERAL        STATE       FEDERAL        STATE
                                     -------      -----      -------        -----       -------        -----
     Current                      $1,159,000   $317,000   $3,060,000   $  840,000   $ 2,285,000   $  567,000
     Prepaid                        (177,000)   (69,000)    (377,000)    (187,000)   (1,484,000)    (388,000)
                                  ----------   --------   ----------   ----------   -----------   ----------
                                  $  982,000   $248,000   $2,683,000   $  653,000   $   801,000   $  179,000
                                  ==========   ========   ==========   ==========   ===========   ==========

     Prepaid income taxes result primarily from using the reserve method of accounting for inventories, doubtful accounts and sales returns for financial statement purposes and the direct write-off method for income tax purposes.

     Significant items making up deferred tax assets as of December 31, 1994 and 1995 are as follows:

                                         Years Ended December 31,
                                         ------------------------
                                               1994        1995
                                               ----        ----
     Reserves for inventories            $1,887,000  $1,866,000
     Reserves for accounts receivable       625,000     624,000
     Other reserves and accruals            558,000   2,821,000
                                         ----------  ----------
          Net deferred tax assets        $3,070,000  $5,311,000
                                         ==========  ==========

     At December 31, 1995, the Company's U.K. subsidiary had approximately $917,000 of net operating loss carryforwards. The Company has established a valuation allowance to fully reserve against this amount as it currently does not believe that it is more likely than not that it will be able to realize the tax benefit from these losses.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     The amount computed by applying the federal statutory income tax rate of 34% to income before provision for income taxes differs from the Company's provision for income taxes due to the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                       1993          1994        1995
                                                      -----         -----        ----
     Provision at federal statutory rate.....      $1,163,000   $3,063,000   $ 906,000
     State taxes, net of federal benefit.....         160,000      378,000     225,000
     Foreign operating losses not benefited..             ---      109,000     176,000
     Foreign operating losses benefited......         (69,000)      (5,000)        ---
     Tax-exempt interest benefit.............             ---          ---    (659,000)
     Foreign sales corporation benefit.......         (71,000)    (234,000)   (223,000)
     Other tax reserves provided.............             ---          ---     590,000
     Other, net..............................          47,000       25,000     (35,000)
                                                   ----------   ----------   ---------
                                                   $1,230,000   $3,336,000   $ 980,000
                                                   ==========   ==========   =========

5)  COMMITMENTS

     a)  Royalty Agreement

     The Company is a party to a licensing agreement in which it has acquired the rights to various touch screen products and technologies. The licensing agreement provides for the payment of royalties based on annual product sales and sublicensing revenue and includes minimum royalty payment provisions. The agreement will be in effect until the expiration of the last-to-expire patents licensed under this agreement, which is in 2005.

     b)  Lease - Facility

     During 1993, the Company entered into a lease agreement expiring in April 2003 under which the Company leases its main operating facility in Methuen, Massachusetts. In addition to the lease payments, the Company is also responsible for its share of real estate taxes and operating expenses, as defined. The Company is also leasing warehouse space in Tewksbury, Massachusetts, for 18 months ended June, 1996. The Company also leases space at its operations in the United Kingdom, Australia, Japan and Taiwan. Total rent expense under all leases for the years ended December 31, 1993, 1994 and 1995 was approximately $495,000, $708,000 and $1,200,000, respectively.

     Future minimum lease payments for all noncancellable leases are as follows:

     Fiscal Year Ending                      Amount
     ------------------                      ------
     1996...............................  $ 2,291,000
     1997...............................    2,882,000
     1998...............................    2,576,000
     1999...............................    2,201,000
     2000...............................    2,201,000
     2001 and thereafter................   10,156,000
                                          -----------
     Total..............................   22,307,000
                                          ===========

     d)  Post-retirement Benefits

The Company does not offer any post-retirement or post-employment benefits to its employees.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

6)  GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates in one industry segment consisting of the development, manufacture and sale of touch screen-based systems. Geographic area information for the years ended December 31, 1993, 1994 and 1995 is as follows:

                                           Domestic    International   Consolidated
                                          -----------  --------------  ------------
YEAR ENDED DECEMBER 31, 1993
  Net sales.............................  $24,464,000    $ 6,579,000    $31,043,000
  Income before provision for income      $ 3,217,000    $   204,000    $ 3,421,000
   taxes................................
  Identifiable assets...................  $20,458,000    $ 3,760,000    $24,218,000
YEAR ENDED DECEMBER 31, 1994
  Net sales.............................  $43,191,000    $15,664,000    $58,855,000
  Income (loss) before provision for      $ 9,340,000      ($331,000)   $ 9,009,000
   income taxes.........................
  Identifiable assets...................  $68,927,000    $ 8,720,000    $77,647,000
YEAR ENDED DECEMBER 31, 1995
  Net sales.............................  $53,699,000    $23,019,000    $76,718,000
  Income (loss) before provision for      $ 3,181,000       (517,000)   $ 2,664,000
   income taxes.........................
  Identifiable assets...................  $63,754,000    $12,599,000    $76,353,000

     Intercompany transfers to the Company's foreign subsidiaries are transacted at prices intended to allow the subsidiaries earnings to be comparable to unaffiliated distributors. Sales to unaffiliated customers outside the United States, including U.S. export sales, were approximately $12,243,000 in 1993, which represented 39% of net sales, $20,820,000 in 1994, which represented 35% of net sales and $23,748,000 in 1995, which represents 31% of net sales.

     No single customer represented more than 10% of total sales during the year ended December 31, 1995. One customer comprised approximately 12% of total sales for the year ended December 31, 1994.

7)   RETIREMENT SAVINGS PLAN

     The Company has a 401(k) retirement savings plan established in 1993 covering substantially all employees. Matching company contributions are at the discretion of the Board of Directors. Effective April 30, 1993, the Board authorized matching contributions up to $200 of participants' contributions. These Company contributions and other expenses of the plan amounted to $13,000 in 1993, $26,000 in 1994 and $33,000 in 1995.

8)   ACQUISITIONS OF TECHNOLOGIES

     During 1994, the Company acquired net assets and technology related to TouchMate, a remote force sensing technology. Purchased technology related to this acquisition was being amortized over a five-year period and was written off during the second quarter of 1995.

     During 1995, the Company acquired net assets and technology related to Factura, a kiosk manufacturing operation and Touch Technology, a resistive membrane touchscreen technology. Purchased technology related to these acquisitions is being amortized over a five-year period.

     In connection with the acquisition of Touch Technology, the Company issued approximately 32,000 shares of common stock and, in July, 1995, made a cash payment of approximately $2,100,000. Upon consummation of the purchase, the Company transferred the technologies to a subsidiary by the name of MicroTouch Resistive

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Products, Inc. This acquisition was accounted for as a purchase with the assets and results of operations incorporated into the Company's financial statements as of the date of acquisition. It is the intention of the Company to further develop and improve these resistive membrane technologies and to manufacture and sell the related products to end users.

     As a result of the Touch Technology acquisition, the Company recorded a non-recurring pre-tax charge of $3,000,000 for purchased research and development in process. Projects pursuant to this research and development had not yet reached technological feasibility and the technology had no alternative future use. The Company also completed a review of existing technology investments to ensure proper valuation on the financial statements in relation to the acquisition of resistive technologies. As a result of this review, the Company recorded an additional non-recurring pre-tax charge of $1,985,000 primarily related to the write-off of TouchMate technology acquired from Visage, Inc. in June, 1994 and the write-down of related inventory to net realizable value.

9)   LEGAL PROCEEDINGS

     The Company is involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd. ("Nissha"), which is currently pending in London, England, under the auspices of the International Chamber of Commerce ("ICC"). The case is based on the Company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the company and Nissha. The Company is seeking as its primary remedy, the repurchase (at par value) of shares of the Company's Common Stock held by Nissha, as well as other remedies. No counterclaims have been filed against the Company. As of December 31, 1995, the Company had incurred approximately $1.0 million of arbitration costs in pursuing this matter.

The arbitration case against Nissha is nearing its conclusion. The Company has been advised that the arbitrators hearing the case have reached a decision and submitted the decision to the ICC's Court of Arbitration in Paris for review under ICC procedures. The Court of Arbitration is scheduled to review the decision at its next meeting to be held between January 22 and 24, 1997 and the Company expects to be promptly advised of the decision after that meeting.

If the Company prevails in the case, a hearing to determine the damages, to which the Company may be entitled, will be scheduled after the decision is announced. If the Company does not prevail, its arbitration costs will have been fully expensed, however, the Company may be required to pay a portion or all of Nissha's fees and costs, which could be significant, as determined by the arbitrators in the case. If the Company is successful in its arbitration, the fair market value of any amount awarded will be recorded as income.

The Company is also subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimatable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

10)   RESTATEMENT OF DECEMBER 31, 1995 FINANCIAL STATEMENTS

     In December 1996, the Company restated its December 31, 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.

(Amounts in 000's except per share data)

                               As Reported            As Restated
                                  1995                   1995
                                  ----                   ----
Pre-tax income                   $3,683                 $2,664
Net income                        2,327                  1,684
Earnings per share
  Primary                        $ 0.27                   0.20
  Fully diluted                    0.27                   0.20

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
              (Unaudited - in thousands, except per share amounts)

                                                                    1994
                                            -------------------------------------------------
                                                  FIRST      SECOND          THIRD     FOURTH
                                                QUARTER     QUARTER        QUARTER    QUARTER
                                                -------     -------        --------   -------
Net Sales                                       $10,474     $14,098        $16,262    $18,021
Gross Profit                                    $ 4,096     $ 5,502        $ 6,579    $ 7,214
Net Income                                      $   885     $ 1,315        $ 1,597    $ 1,876
Fully diluted:
   Earnings per Share                           $  0.13       $0.18        $  0.22    $  0.24
   Weighted Average Shares Outstanding            7,053       7,168          7,404      7,831

                                                                    1995
                                                                As Restated
                                            -------------------------------------------------
                                                  FIRST      SECOND          THIRD     FOURTH
                                                QUARTER     QUARTER        QUARTER    QUARTER
                                                -------     -------        -------    -------
Net Sales                                       $18,805     $20,723        $17,613    $19,577
Gross Profit                                    $ 7,473     $ 7,681        $ 6,559    $ 7,270
Net Income(loss)                                $ 1,976     $(1,445)(a)    $   576    $   577
Fully diluted:
   Earnings per Share                           $  0.23      $(0.18)(a)    $  0.07    $  0.07
   Weighted Average Shares Outstanding            8,681       8,192          8,656      8,318

(a) Includes a special charge of $4,985,000 or $.37 per share relating to the acquisition of Touch Technology and the write-off of the TouchMate technology.

                                 EXHIBIT INDEX

3.1    Restated Articles of Organization as amended to date. (5)
3.2    Amended and Restated By-laws. (1)
3.3    Shareholder Rights Agreement. (6)
10.1   1992 Equity Incentive Plan. (1) (4) (5)
10.2 Letter Agreement between the Company and Geoffrey P. Clear dated January 12, 1992.(1) (4)
10.3 Letter Agreement between the Company and Bernard O. Geaghan dated March 6, 1990.(1) (4)
10.4 Letter Agreement between the Company and Ted M. Miller dated September 25, 1991.(1) (4)
10.5 Registration Agreement between the Company and the purchasers of the Company's Series D, Series F and Series G Preferred Stock dated November 20, 1984, as amended on November 21, 1985 and September 12, 1986. (1)
10.6 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988.(1)
10.7 Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated January 10, 1989. (1)
10.8 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992. (2)
10.9 Letter Agreement with State Street Bank & Trust Co. dated August 29, 1994. (3)
10.10  Money Market Note dated August 29, 1994. (3)
10.11 Purchase and Sale Agreement between the Company and Griffin Brook Two Associates Joint Venture--dated August 2, 1995. (5)
10.12  1994 Directors Stock Option Plan filed herewith. (4) (5)
10.13  1995 Employee Stock Purchase Plan filed herewith (4) (5).
11     Statement Regarding Computation of Per Share Earnings. Filed herewith
22     Subsidiaries of the Registrant. (1)
23     Consent of Independent Public Accountants. Filed herewith.
25     Power of Attorney (included on signature page).
27     Financial Data Schedule. Filed herewith.

(1) Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992 (Registration No. 33-47874) and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10K filed for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
(4) Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
(5) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.