Form 10-Q/A
period 1996-03-31
MICROTOUCH SYSTEMS INC
filed 1996-12-27
CIK 803395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                              Amendment No. 1 to

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                         Commission File Number 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

Massachusetts                                       04-2802971
-------------                                       ------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

300 Griffin Park, Methuen, MA                       01844
-----------------------------                       -----
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number:                      508-659-9000
-----------------------------                       ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

     Yes       X          No
         -------------      -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of April 26, 1996 there were outstanding: 7,724,962 shares of common stock of the Registrant.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.

PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements
            Consolidated Balance Sheets - March 31, 1996
            and December 31, 1995                                          3


            Consolidated Statements of Operations - Three
            Months Ended March 31, 1996 and 1995                           4


            Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1996                              5

            Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 1996 and 1995                           6


            Notes to Consolidated Financial Statements                     7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8


PART II     OTHER INFORMATION

Item 6.     Exhibits and (b) Reports on Form 8-K                           10


            SIGNATURES                                                     11

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)


                                                              As Restated
                                                       -------------------------
                                                       March 31,    December 31,
                                                          1996         1995
                                                          ----         ----
                                                       (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .     $ 4,940     $ 5,706
  Marketable securities. . . . . . . . . . . . . . .      31,394      31,507
  Accounts receivable, net of allowances of $2,742
  at March 31, 1996 and $2,669 at December 31, 1995.      14,116      12,759
  Inventories  . . . . . . . . . . . . . . . . . . .      12,425      11,535
  Deferred income taxes. . . . . . . . . . . . . . .       5,198       5,311
  Prepaid expenses and other current assets. . . . .       1,684       1,432
                                                         -------     -------
    Total current assets. . . . . . . . . . .  . . .      69,757      68,250
Property and equipment, net. . . . . . . . . . . . .       5,564       5,214
Other assets . . . . . . . . . . . . . . . . . . . .       2,847       2,889
                                                         -------     -------
                                                          78,168      76,353
                                                         =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .     $ 7,734       6,026
  Accrued expenses . . . . . . . . . . . . . . . . .       6,192       6,476
                                                         -------     -------
    Total current liabilities. . . . . . . . . . . .      13,926      12,502
                                                         -------     -------
Stockholders' equity
  Preferred stock, $.01 par value per share--
    500,000 shares authorized, none issued and
    outstanding at March 31, 1996 and
    December 31, 1995. . . . . . . . . . . . . . . .         ---         ---

  Common stock, $.01 par value per share--
    authorized - 20,000,000 at March 31,
    1996 and December 31, 1995; 8,220,623
    issued at March 31, 1996 and December 31,
    1995. . . . . . . . . . . . . . . . . . . . . .           82          82
  Additional paid-in capital. . . . . . . . . . . .       59,132      58,984
  Treasury stock at cost -- 507,134 and 508,634
   shares at March 31, 1996 and December 31, 1995. .      (7,448)     (7,513)
  Cumulative translation adjustment. . . . . . . . .      (1,187)       (648)
  Net unrealized gain on securities available
   for sale. . . . . . . . . . . . . . . . . . . . .         127         142
  Retained earnings. . . . . . . . . . . . . . . . .      13,536      12,804
                                                         -------     -------
     Total stockholders' equity. . . . . . . . . . .      64,242      63,851
                                                         -------     -------
                                                         $78,168     $76,353
                                                         =======     =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)



                                                            AS RESTATED
                                                        ------------------
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ------------------
                                                         1996          1995
                                                         ----          ----
Net Sales . . . . . . . . . . . . . . . . . . . .      $21,055       $18,805
Cost of Sales . . . . . . . . . . . . . . . . . .       13,129        11,332
                                                       -------       -------
 Gross profit . . . . . . . . . . . . . . . . . .        7,926         7,473

Operating expenses:
 Research and development . . . . . . . . . . . .        1,512         1,073
 Sales and marketing. . . . . . . . . . . . . . .        3,274         2,472
 General and administrative . . . . . . . . . . .        1,364         1,234
 Amortization of intangible assets . . . .  . . .          111            88
                                                       -------       -------
  Total operating expenses. . . . . . . . . . . .        6,261         4,867
                                                       -------       -------

 Operating income . . . . . . . . . . . . . . . .        1,665         2,606

Other income. . . . . . . . . . . . . . . . . . .          302           830
Arbitration costs . . . . . . . . . . . . . . . .          127           269
                                                       -------       -------

Income before provision for income taxes. . . . .        1,840         3,167
Provision for income taxes. . . . . . . . . . . .          672         1,191
                                                       -------       -------

Net income. . . . . . . . . . . . . . . . . . . .      $ 1,168       $ 1,976
                                                       =======       =======

Earnings per share:
 Primary. . . . . . . . . . . . . . . . . . . . .      $  0.14       $  0.23
 Fully diluted. . . . . . . . . . . . . . . . . .      $  0.14       $  0.23

Weighted average common and common equivalent
shares outstanding:
 Primary. . . . . . . . . . . . . . . . . . . . .        8,065         8,681
 Fully diluted. . . . . . . . . . . . . . . . . .        8,065         8,681


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS  ENDED MARCH 31,1996--AS RESTATED
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                         As Restated
                              ----------------------------------------------------------------------------------------------------
                                                                       Net Unrealized
                                                                        Gain (Loss) On
                               Common Stock    Additional  Cumulative      Securities                Treasury Stock      Total
                             ---------------    Paid-in   Translation   Available for  Retained    -----------------  Stockholders'
                             Shares   Amount    Capital    Adjustment        Sale      Earnings    Shares     Amount     Equity
                             ------   ------  ----------  -----------    ------------  ---------   ------     ------   -----------
Balance December 31, 1995  8,220,623   $  82   $ 58,984     $  (648)        $   142      $12,804    (508,634)   $(7,513)   $63,851

Exercise of stock options                                                                   (436)     37,500        551        115
Employee stock purchase
   plan                                                                                                                         --
Compensation expense
  related to common
  stock options
  & other adj.                                        4                                                                          4
Effect of exchange rate
  changes                                                      (539)                                                          (539)
Tax benefit related to
 exercise of stock
 options and disqual-
 ifying dispositions                                144                                                                        144
Unrealized loss on
 securities available for
 sale, net of tax                                                               (15)                                           (15)
Purchase of treasury
  stock                                                                                              (36,000)      (486)      (486)
Net income                                                                                 1,168                             1,168
                           ---------   ------  --------     --------        -------      -------    --------    --------   -------
Balance March 31, 1996     8,220,623   $  82   $ 59,132     $(1,187)        $   127      $13,536    (507,134)   $(7,448)   $64,242
                           =========   ======  ========     ========        =======      =======    ========    ========   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)


                                                                AS RESTATED
                                                            ------------------
                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
   Net income                                             $ 1,168      $ 1,976
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities--
     Depreciation and amortization                            460          403
     Decrease in deferred income taxes                        113           --
     Compensation expense related to common stock
      options                                                   4           10
   (Increase) decrease in assets--
     Accounts receivable                                   (1,357)      (2,315)
     Inventories                                             (890)       1,504
     Prepaid expenses and other assets                       (279)      (1,264)
   Increase (decrease)  in liabilities--
     Accounts payable                                       1,708       (1,154)
     Accrued expenses                                        (285)         900
                                                          -------      -------
      Net cash provided by operating activities               642           60
Cash flows provided by(used in) investing activities:
  Purchase of property and equipment, net                    (698)        (381)
  Sale and maturity of marketable securities                1,519          800
  Purchase of marketable securities                        (1,463)     (21,045)
Acquisition of business, net of cash acquired                  --         (196)
                                                          -------      -------
      Net cash (used in) investing activities                (642)     (20,822)
Cash flows provided by financing activities:
   Exercise of stock options                                  115          177
   Purchase of treasury stock                                (486)          --
   Tax benefit from exercise of stock options and
     disqualifying dispositions                               144          450
                                                          -------      -------
      Net cash provided by (used in) financing
        activities                                           (227)         627

Effect of exchange rates on cash                             (539)         484
                                                          -------      -------
Net (decrease) in cash                                       (766)     (19,651)
Cash, beginning of period                                   5,706       43,613
                                                          -------      -------
Cash, end of period                                       $ 4,940      $23,962
                                                          =======      =======

Supplemental disclosures of cash flow information:
Interest paid                                             $    16      $    14
                                                          =======      =======

Income taxes paid                                         $    36      $    91
                                                          =======      =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

(1)  Nature of Business
     ------------------

     MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems including touch-sensitive screens, digitizers for pen computers and kiosk enclosures.

(2)  Consolidated Financial Statements
     ---------------------------------

     The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts, transactions and profits have been eliminated.

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of March 31, 1996 and for the three- month periods ended March 31, 1996 and 1995 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

     These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

(4)  Earnings Per Share
     ------------------

     Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.


(5)  Restatement of Prior Periods Financial Statements
     -------------------------------------------------

     In December 1996, the Company restated its December 31, 1995 and March 31, 1996 and 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.


(Amounts in 000's except per share data)




                                 As Reported                   As Restated
                             For the Three Months          For the Three Months
                                Ended March 31,               Ended March 31,

                             1996            1995          1996            1995
                             ----            ----          ----            ----
Pre-tax income              $1,967          $3,436        $1,840          $3,167
Net income                   1,249           2,144         1,168           1,976
Earnings per share
   Primary                   $0.15           $0.25         $0.14           $0.23
   Fully diluted              0.15            0.25          0.14            0.23

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                           AS RESTATED
                                                   ---------------------------
                                                   PERCENTAGE OF TOTAL REVENUE
                                                      QUARTER ENDED MARCH 31,
                                                     ------------------------
                                                        1996          1995
                                                        ----          ----
Net Sales                                              100.0%        100.0%
Cost of Sales                                           62.4          60.3
                                                       ------        ------
  Gross Profit                                          37.6          39.7
Operating Expenses:
 Research & Development                                  7.2           5.7
 Sales & Marketing                                      15.5          13.0
 General & Administrative                                6.5           6.6
 Amortization of Intangible Assets                       0.5           0.5
                                                       ------        ------
  Total Operating Expenses                              29.7          25.8
Operating Income                                         7.9          13.9
Other Income                                             1.4           4.4
Arbitration costs                                         .6           1.4
Income Before Provision for Income Tax                   8.7          16.9
Net Income                                               5.5%         10.5%


NET SALES Net sales in the quarter ended March 31, 1996 increased over the corresponding period of 1995 by $2,250,000 or 12.0%. The increase in net sales was largely due to increased sales to gaming and entertainment customers and to sales from kiosk and resistive touchscreen businesses acquired during 1995. International sales accounted for 33.5% of net sales for the period, increased slightly from 32.7% in the first quarter of 1995, reflecting increased sales volume to Europe and Japan. Sales to IBM accounted for 5.2% of the Company's net sales for the quarter ended March 31, 1996 as compared to 8.5% of sales for the comparable period of 1995. The Company cannot predict at this time when, or if, sales to IBM will return to former levels.

GROSS PROFIT Gross profit in the quarter ended March 31, 1996 increased from the corresponding period of 1995 by $453,000 or 6.1% to $7,926,000. However, as a percentage of net sales, gross profit declined from 39.7% in the first quarter of 1995 to 37.6% in the first quarter of 1996. The decrease in gross profit as a percentage of net sales reflects increased competitive price pressures in the touchscreen industry as well as the impact of sales of kiosks and resistive touchscreens, both of which experience lower gross profits as a percentage of net sales than the Company's historical product lines.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended March 31, 1996 increased over the corresponding period of 1995 by $439,000 or 40.9%. As a percentage of net sales, research and development expenses increased from 5.7% in the first quarter of 1995 to 7.2% in the first quarter of 1996. The increase in research and development expenses resulted primarily from development related to the Company's newly acquired resistive membrane technology and continued development in the Company's ThruGlass and Prospector product lines. The Company expects that research and development expenses may increase in the future on an absolute spending basis.

SALES AND MARKETING Sales and marketing expenses in the quarter ended March 31, 1996 increased over the corresponding period of 1995 by $802,000 or 32.4%, to $3,274,000. The increase in sales and marketing expenses resulted primarily from the sales and marketing costs associated with the kiosk and resistive membrane technology acquisitions as well as the expenses resulting from two new international sales offices that the Company opened in France and Germany in mid May, 1995.

GENERAL AND ADMINISTRATIVE General and administrative expenses in the quarter ended March 31, 1996 increased from the corresponding period of 1995 by $130,000 or 10.5% to $1,364,000. As a percentage of net sales, general and administrative expenses decreased from 6.6% for the first quarter of 1995 to 6.5% for the first quarter of 1996. The increased spending primarily reflects the ongoing administrative expenses associated with the Factura kiosk business acquired during 1995 as well as increased legal expenses.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended March 31, 1996, operating expenses included $111,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $88,000 for the quarter ended March 31, 1995.

OPERATING INCOME Operating income in the quarter ended March 31, 1996 decreased from the corresponding period of 1995 by $941,000 or 36.1% to $1,665,000. As a percentage of net sales, operating income declined from 13.9% in the first quarter of 1995 to 7.9% for the first quarter of 1996. The decrease in operating income reflects the lower gross profit percentage and the higher level of operating costs required to support expanded operations, discussed above. Domestic operations accounted for 98.6% of operating income in the first quarter of 1996. In the first quarter of 1995, international operations showed a net loss reflecting the expenses associated with the opening of two new sales offices in France and Germany. These increased expenses were more than offset by increasing sales volume in Europe and Japan in the first quarter of 1996.

OTHER INCOME Other income in the quarter ended March 31, 1996 decreased from that of the corresponding period of 1995 by $528,000 or 63.6% to $302,000. Other income in the first quarter of 1995 included $304,000 in foreign currency exchange gains, attributable to fluctuations in both the Japanese Yen and the British Pound Sterling. Foreign currency exchange losses in the first quarter of 1996 were $6,000. Interest income, net of interest expenses, on the investment of the Company's cash and investment portfolio for the first quarter of 1996 was $308,000, compared to $455,000 for the first quarter of 1995, reflecting a decrease in the Company's cash portfolio.

ARBITRATION COSTS During the first quarter of 1996, the Company incurred $127,000 in arbitration costs and will continue to incur arbitration costs related to its international arbitration versus Nissha Printing Company Ltd., ("NISSHA") as compared to $269,000 in the first quarter of 1995. A decision on the merits of the case is anticipated by early 1997. If the Company does not prevail, the Company may be required to pay a portion or all of Nissha's fees and costs, whch could be significant, as determined by the arbitrators in the case. If the Company is successful in its arbitration, the fair market value of any amount awarded will be recorded as income at that time.

RESTATEMENT OF PRIOR PERIODS FINANCIAL STATEMENTS In December 1996, the Company restated its December 31, 1995 and March 31, 1996 and 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related share amounts.

(Amounts in 000's except per share data)




                                 As Reported                   As Restated
                             For the Three Months          For the Three Months
                                Ended March 31,               Ended March 31,

                             1996            1995          1996            1995
                             ----            ----          ----            ----
Pre-tax income              $1,967          $3,436        $1,840          $3,167
Net income                   1,249           2,144         1,168           1,976
Earnings per share
   Primary                   $0.15           $0.25         $0.14           $0.23
   Fully diluted              0.15            0.25          0.14            0.23

PROVISION FOR INCOME TAXES The Company's effective tax rates were 36.5% and 37.6%, in the first quarter of 1996 and 1995, respectively. The effective tax rates in both periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had net working capital of $55,831,000, including approximately $36,334,000 in cash, cash equivalents and marketable securities. The Company reported net cash generated by operating activities of $642,000 for the quarter ended March 31, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of March 31, 1996, the Company had no borrowings under its bank line of credit.

In September, 1995, the Board of Directors of the Company authorized a one year repurchase program of the Company's common stock, not to exceed $10 million. Through March 31, 1996 the Company repurchased approximately 552,000 shares at an aggregate cost of $8,119,000. These shares have been and will continue to be used for the Company's equity incentive plan, employee stock purchase plan and for other corporate purposes, including possible acquisitions.

Pending operational needs, the Company has invested its cash in investment grade, short-term, interest-bearing securities and preferred stock. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1997. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made.

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


                          PART II   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27 Financial Data Schedule Filed Herewith.

(b)       Reports on Form 8-K

          On January 22, 1996, the Company filed a report on Form 8-K, dated January 16, 1996, to report its adoption of a Shareholder Rights Plan.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MicroTouch Systems, Inc.



Dated: December 23, 1996                        BY:   /s/Geoffrey P. Clear
                                                     ---------------------
                                                Geoffrey P. Clear
                                                Vice President -
                                                Finance & Administration,
                                                Chief Financial Officer &
                                                Treasurer

                                 Exhibit Index


 No.            Description                                            PAGE
----            -----------                                            ----
27              Financial Data Schedule Filed Herewith                  13