Form 10-Q/A
period 1996-06-30
MICROTOUCH SYSTEMS INC
filed 1996-12-27
CIK 803395

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

For the transition period from _________________ to ________________

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

                   Yes     X            No
                       ----------          ----------

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                                As Restated
                                                                                ------------
                                                                         June 30,       December 31,
                                                                           1996            1995
                                                                        ---------       ------------
                                                                       (Unaudited)
                                                 ASSETS
Current assets:
   Cash and cash equivalents..........................................      $  8,362         $  5,706
   Marketable securities..............................................        27,311           31,507
   Accounts receivable, net of allowances of $3,340 at June
     30, 1996 and $2,669 at December 31, 1995.........................        14,430           12,759
   Inventories........................................................        14,290           11,535
   Deferred income taxes..............................................         4,943            5,311
   Prepaid expenses and other current assets..........................         1,973            1,432
                                                                           ---------       ----------
     Total current assets.............................................        71,309           68,250
Property and equipment, net...........................................         5,672            5,214
Other assets..........................................................         2,788            2,889
                                                                           ---------       ----------
                                                                            $ 79,769         $ 76,353
                                                                           =========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................      $  7,122         $  6,026
   Accrued expenses...................................................         6,742            6,476
                                                                              ------           ------
     Total current liabilities........................................        13,864           12,502
                                                                              ------           ------
Stockholders' equity
   Preferred stock, $.01 par value per share--
    500,000 shares authorized, none issued and outstanding
    at June 30, 1996 and December 31, 1995............................           ---              ---
   Common stock, $.01 par value per share-- authorized -
    20,000,000 at June 30, 1996 and December 31, 1995;
    8,220,623 issued at June 30, 1996 and December 31, 1995...........            82               82
   Additional paid-in capital.........................................        59,200           58,984
   Treasury stock at cost -- 477,168 and 508,634 shares
    at June 30, 1996 and December 31, 1995............................        (7,008)          (7,513)
   Cumulative translation adjustment..................................          (905)            (648)
   Net unrealized gain on securities available for sale...............            76              142
   Retained earnings..................................................        14,460           12,804
                                                                              ------           ------
     Total stockholders' equity.......................................        65,905           63,851
                                                                              ------           ------
                                                                            $ 79,769         $ 76,353
                                                                              ======           ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                            AS RESTATED
                                                            -----------
                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                             -------------------     -----------------
                                              1996        1995        1996       1995
                                             -------     -------     ------     ------

Net sales...............................   $  22,891   $ 20,723    $ 43,946   $ 39,528
Cost of sales...........................      14,268     13,042      27,397     24,374
                                           ---------   --------    --------   --------
Gross profit............................       8,623      7,681      16,549     15,154

Operating expenses:
  Research and development..............       1,797      1,189       3,309      2,262
  Sales and marketing...................       3,485      2,778       6,759      5,250
  General and administrative............       1,425      1,247       2,789      2,481
  Amortization of intangible assets.....         112         83         223        171
  Write-off of purchased technology
    and related assets                          ----      1,985         ---      1,985
  Purchased research and development
    and related costs                           ----      3,000         ---      3,000
                                           ---------   --------    --------   --------
     Total operating expenses...........       6,819     10,282      13,080     15,149
                                           ---------   --------    --------   --------

Operating income/(loss).................       1,804     (2,601)      3,469          5

Other income............................         476        408         778      1,238
Arbitration costs.......................         591        123         718        392
                                           ---------   --------    --------   --------

Income/(loss) before
 provision/(benefit) for income                1,689     (2,316)      3,529        851
   taxes................................

Provision/(benefit) for income taxes....         616       (871)      1,288        320
                                           ---------   --------    --------   --------
Net income/(loss).......................   $   1,073   $ (1,445)   $  2,241   $    531
                                           =========   ========    ========   ========

Earnings/(loss) per share:
   Primary..............................   $    0.13   $  (0.18)   $   0.28   $   0.06
   Fully diluted........................   $    0.13   $  (0.18)   $   0.28   $   0.06

Weighted average common and common
equivalent shares:
   Primary..............................       8,122      8,192       8,071      8,693
   Fully diluted........................       8,122      8,192       8,104      8,693


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS  ENDED JUNE 30,1996 - AS RESTATED
                                   (AMOUNTS IN 000S EXCEPT SHARE DATA)


                                                                          Net Unrealized
                                                                            Gain(Loss)
                                Common Stock    Additional  Cumulative    on Securities             Treasury Stock       Total
                             -----------------   Paid-in    Translation   Available for   Retained  ---------------    Stockholders
                             Shares    Amount    Capital     Adjustment      Sale        Earnings  Shares    Amount      Equity
                            --------   ------  ----------  ------------- ------------  ---------  --------  -------- --------------
Balance December 31, 1995   8,220,623     $82     $58,984       $(648)         $142      $12,804   (508,634)  $(7,513)    $63,851
Exercise of stock options                                                                   (585)    55,693       818         233
Employee stock purchase                                                                              11,773
 plan                                                                                                             173         173
Compensation expense related
 to common stock options                               27                                                                      27
Effect of exchange rate
 changes                                                         (257)                                                       (257)
Tax benefit related to
 exercise of stock options
 and disqualifying
 dispositions                                         189                                                                     189
Unrealized loss on
 securities available for
 sale, net of tax                                                               (66)                                          (66)
Purchase of treasury stock                                                                          (36,000)     (486)       (486)
Net income                                                                                 2,241                            2,241
                            ---------   ------  ----------  ------------- ------------  ---------  --------  -------- -----------
Balance June 30, 1996       8,220,623     $82     $59,200       $(905)         $ 76      $14,460   (477,168)  $(7,008)    $65,905
                            =========   ======  ==========  ============= ============  =========    ======= ======== ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                 AS RESTATED
                                                 -----------
                                               SIX MONTHS ENDED
                                                   JUNE 30
                                                  --------

                                               1996          1995
                                               ----          ----
Cash flows from operating activities:
  Net income                                $  2,241       $   531
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities--
   Depreciation and amortization                 827           815
   Deferred income taxes                         368        (2,120)
   Compensation expense related to common
    stock options                                 27            15
   Write-off of purchased technology
     and related assets                         ----         1,985
   Purchased research and development
     and related costs                          ----         3,000
   (Increase) decrease in assets--
      Accounts receivable                     (1,671)       (3,791)
      Inventories                             (2,755)        2,785
      Prepaid expenses and other assets         (578)       (2,192)
   Increase (decrease)  in
      liabilities--
      Accounts payable                         1,096          (466)
      Accrued expenses                           266          (150)
          Net cash (used) provided by
             operating activities               (179)          412
Cash flows provided by/(used in)
 investing activities:
   Purchase of property and                   (1,062)         (853)
      equipment, net
   Sale and maturity of marketable
      securities                              10,057         2,500
   Purchase of marketable securities          (6,012)      (32,548)
   Investments and acquisition of
      businesses, net of cash acquired          ----          (401)
                                              ------       -------
      Net cash provided by (used in)
       investing activities                    2,983       (31,302)

Cash flows provided by financing
 activities:
   Exercise of stock options and employee
      stock purchase plan                        406           302
   Purchase of treasury stock                   (486)         ----
   Tax benefit from exercise of stock
      options and  disqualifying dispositions    189           471
                                               -----       -------

      Net cash provided by  financing
       activities                                109           773

Effect of exchange rates on cash                (257)          483
                                             -------       -------

Net increase (decrease) in cash                2,656       (29,634)
Cash, beginning of period                      5,706        43,613
Cash, end of period                         $  8,362     $  13,979
                                            ========     =========

Supplemental disclosures of cash flow
 information:
Interest paid                               $     32     $      28
                                            ========     =========

Income taxes paid                           $  1,176     $   2,475
                                            ========     =========

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

(5)  Restatement of Prior Periods Financial Statements
     -------------------------------------------------

     In December 1996, the Company restated its December 31, 1995 and June 30, 1996 and 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.

(Amounts in 000's except per share data)

                                      As Reported                        As Restated
                             Three Months       Six Months       Three Months      Six Months
                            Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                           -----------------  ---------------  ----------------  --------------
                            1996     1995      1996     1995    1996     1995     1996    1995
Pre-tax income             $2,280  $ (2,193)   $4,247   1,243  $1,689  ($2,316)   $3,529  $ 851
Net income                  1,448   ($1,368)    2,697     776   1,073   (1,445)    2,241    531
Earnings/loss per share
     Primary               $ 0.18    ($0.17)   $ 0.33  $ 0.08  $ 0.13   ($0.18)   $ 0.28  $0.06
     Fully diluted           0.18     (0.17)     0.33    0.08    0.13    (0.18)     0.28   0.06


                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINACIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                           PERCENTAGE OF TOTAL REVENUE
                                         ------------------------------
                                          THREE MONTHS     SIX MONTHS
                                         ENDED JUNE 30,  ENDED JUNE 30,
                                         -----------------------------
                                          1996    1995   1996    1995
                                          -----  ------  -----  ------

Net Sales                                 100.0% 100.0%  100.0% 100.0%
Cost of Sales                              62.3   62.9    62.3   61.7
                                          -----  -----   -----  -----
    Gross Profit                           37.7   37.1    37.7   38.3
Operating Expenses:
  Research & Development                    7.9    5.7     7.6    5.7
  Sales & Marketing                        15.2   13.4    15.4   13.3
  General & Administrative                  6.2    6.0     6.3    6.3
  Amortization of Intangible Assets          .5     .4      .5     .4
  Write-off of Purchased Technology and
    Related Assets                           --    9.6     ---    5.0
  Purchased Research and Development
    and Related Costs                        --   14.5     ---    7.6
                                          -----  -----   -----  -----
    Total Operating Expenses               29.8   49.6    29.8   38.3
                                          -----  -----   -----  -----
Operating Income/(Loss)                     7.9  (12.5)    7.9     --
Other Income                                2.1    2.0     1.8    3.1
Arbitration costs                           2.6     .6     1.6    1.0
                                          -----  -----   -----  -----
Income Before Provision/(Benefit) for
  Income Tax                                7.4  (11.1)    8.1    2.1
Net Income/(Loss)                           4.7   (7.0)    5.1    1.3


NET SALES Net sales in the quarter ended June 30, 1996 increased over the corresponding period of 1995 by $2,168,000 or 10.5% to $22,891,000. For the six-month period ended June 30, 1996, sales increased $4,418,000 or 11.2% to $43,946,000. The increase in both the three-and six-month periods reflected increases in international touchscreen sales, domestic sales in the gaming market and kiosk sales. For the three month period ended June 30, 1996, international sales accounted for 32.6% of net sales, increased from 27.2% for the comparable period of 1995, reflecting increased touchscreen volume into Europe and Australia. For the six month period ended June 30, 1996, international sales accounted for 33.1% of net sales as compared to 29.8% for the six month period ended June 30, 1995.

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

OPERATING INCOME Operating income in the quarter ended June 30, 1996 of $1,804,000 represented an increase of $4,405,000 over the loss recorded in the second quarter of 1995, which included $4,985,000 of non-recurring charges as a result of costs associated with the acquisition of the resistive membrane technology business and the write-down of obsolete technology and inventories to net realizable value as described above. For the six-month period ended June 30, 1996, operating income of $3,469,000 reflects an increase of $3,464,000 over the comparable period of 1995, also reflecting these non-recurring charges. For the three month period ended June 30, 1996, international operations accounted for 6.9% of operating income, reflecting continued sales volume increases in Europe and Australia. For the six month period ended June 30, 1996, international operations accounted for 4.3% of operation income.

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

Arbitration Costs During the second quarter of 1996, the Company incurred $591,000 in arbitration costs related to its international arbitration versus Nissha Printing Company Ltd. ("Nissha"), as compared to $123,000 for the second quarter of 1995. For the first two quarters of 1996, the Company incurred a total of $718,000 in arbitration costs related to the arbitration, as compared to $392,000 for the first two quarters of 1995. Hearings on this case will continue in 1996 and the Company will continue to incur Arbitration Costs. A decision on the merits of the case is anticipated by early 1997. If the Company does not prevail, the Company may be required to pay a porton or all of Nissha's fees and costs, which could be significant, as determined by the arbitrators in the case. If the Company is successful in its arbitration, the value of the amount awarded will be recorded as income at that time.

Restatement of Prior Periods Financial Statements In December 1996, the Company restated its December 31, 1995 and June 30, 1996 and 1995 financial statements to reflect Nissha arbitration costs and an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.

(Amounts in 000's except per share data)

                                      As Reported                        As Restated
                             Three Months       Six Months       Three Months      Six Months
                            Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                           -----------------  ---------------  ----------------  --------------
                            1996     1995      1996     1995    1996     1995     1996    1995
Pre-tax income             $2,280  $ (2,193)   $4,247   1,243  $1,689  ($2,316)   $3,529  $ 851
Net income                  1,448   ($1,368)    2,697     776   1,073   (1,445)    2,241    531
Earnings/loss per share
     Primary               $ 0.18    ($0.17)   $ 0.33  $ 0.08  $ 0.13   ($0.18)   $ 0.28  $0.06
     Fully diluted           0.18     (0.17)     0.33    0.08    0.13    (0.18)     0.28   0.06



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

                        LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1996, the Company had net working capital of $57,445,000, including approximately $35,673,000 in cash, cash equivalents and marketable securities. The Company reported net cash used by operating activities of $179,000 for the six months ended June 30, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of June 30, 1996, the Company had no borrowings under its bank line of credit.

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

The discussion contained in this section, as well as elsewhere in this Form 10-Q/A, may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II   OTHER INFORMATION



ITEM 4.   Submission of matters to a vote of security holders.

At the Annual Meeting of Stockholders held on June 13, 1996, the Company's stockholders voted as follows:

a) To reelect Messrs. D. Westervelt Davis and Frank Manning to the Board of Directors for respective three-year terms.

     The terms of Messrs. James D. Logan, Ronald Fisher and J. Edward Stewart, III as directors continued after the meeting.


                             Total Vote for     Total Vote Withheld
                             Each Nominee       For Each Nominee
                             ---------------    -------------------

D. Westervelt Davis          6,890,217          57,288
Frank Manning                6,894,708          52,797


b) To approve Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1996.

     Total Vote for the Proposal            6,900,001
     Total Vote Against the Proposal           27,253
     Abstentions                               20,251


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27 Financial Data Schedule.  Filed Herewith

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

                                  EXHBIT INDEX
                                  ------------


Exhibit                                                               Page
-------                                                               ----
27                                Financial Data Schedule              15