Form 10-Q/A
period 1996-09-30
MICROTOUCH SYSTEMS INC
filed 1996-12-27
CIK 803395

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

                   Yes   X          No
                       -----           -----

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                            As Restated
                                                            -----------
                                                    September 30,   December 31,
                                                        1996            1995
                                                        ----            ----
                                                       (Unaudited)
                                     ASSETS
                                     ------
     Current assets:
          Cash and cash equivalents.....................  $  3,458     $  5,706
          Marketable securities.........................    30,525       31,507
          Accounts receivable, net of allowances
            of $3,754 at September 30, 1996 and
            $2,669 at December 31, 1995.................    15,763       12,759
          Inventories...................................    13,952       11,535
          Deferred income taxes.........................     4,945        5,311
          Prepaid expenses and other current assets.....     1,542        1,432
                                                            ------       ------
             Total current assets.......................    70,185       68,250
     Property and equipment, net........................     6,028        5,214
     Other assets.......................................     3,831        2,889
                                                            ------       ------
                                                          $ 80,044     $ 76,353
                                                            ======       ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable..............................  $  6,654     $  6,026
          Accrued expenses..............................     7,789        6,476
                                                            ------       ------
             Total current liabilities..................    14,443       12,502
     Stockholders' equity
          Preferred stock, $.01 par value per share--
           500,000 shares authorized, none issued
           and outstanding at September 30, 1996
           and December 31, 1995........................       ---          ---
          Common stock, $.01 par value per share--
           authorized - 20,000,000 at September 30,
           1996 and December 31, 1995;
           8,220,623 issued at September 30, 1996 and
           December 31, 1995............................        82           82
          Additional paid-in capital....................    59,200       58,984
          Treasury stock at cost -- 584,382 and 508,634
           shares at September 30, 1996 and December
           31, 1995.....................................    (8,642)      (7,513)
          Cumulative translation adjustment.............      (935)        (648)
          Net unrealized gain on securities available
           for sale.....................................        61          142
          Retained earnings.............................    15,835       12,804
                                                            ------       ------
                 Total stockholders' equity.............    65,601       63,851
                                                            ------       ------
                                                          $ 80,044     $ 76,353
                                                            ======       ======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                           AS RESTATED
                                                           -----------
                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                            --------------------   -------------------
                                              1996        1995       1996       1995
                                             -------     ------     ------     ------

Net sales...............................   $  24,077   $ 17,613   $ 68,023   $ 57,141
Cost of sales...........................      14,897     11,054     42,294     35,428
                                           ---------   --------   --------   --------
Gross profit............................       9,180      6,559     25,729     21,713

Operating expenses:
  Research and development..............       1,814      1,340      5,123      3,602
  Sales and marketing...................       3,225      3,107      9,984      8,357
  General and administrative............       1,683      1,336      4,472      3,817
  Amortization of intangible assets.....         117         99        340        270
  Write-off of purchased technology and
    related assets......................         ---        ---        ---      1,985
                                           ---------   --------   --------   --------
  Purchased research and development and
    related costs.......................         ---        ---        ---      3,000
                                           ---------   --------   --------   --------
     Total operating expenses...........       6,839      5,882     19,919     21,031
                                           ---------   --------   --------   --------
Operating income........................       2,341        677      5,810        682

Other income............................         294        367      1,072      1,605
Arbitration cost........................         236        140        954        532
                                           ---------   --------   --------   --------
Income before provision for income
 taxes..................................       2,399        904      5,928      1,755

Provision for income taxes..............         877        328      2,165        648
                                           ---------   --------   --------   --------
Net income..............................   $   1,522   $    576   $  3,763   $  1,107
                                           =========   ========   ========   ========

Earnings per share:
   Primary..............................   $    0.19   $   0.07   $   0.47   $   0.13
   Fully diluted........................   $    0.19   $   0.07   $   0.46   $   0.13

Weighted average common and common
 equivalent shares:
   Primary..............................       7,983      8,656      8,047      8,687
   Fully diluted........................       8,066      8,656      8,109      8,687


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                                       MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE NINE MONTHS  ENDED SEPTEMBER 30,1996 - AS RESTATED
                                          (AMOUNTS IN 000S EXCEPT SHARE DATA)




                                                                         Net Unrealized
                                                                         Gain(Loss) On
                                 Common Stock     Additional  Cumulative   Securities              Treasury Stock       Total
                             --------------------   Paid-in  Translation   Available    Retained   --------------    Stockholders'
                              Shares     Amount     Capital   Adjustment    For Sale    Earnings   Shares   Amount       Equity
                             ---------  ---------  ---------  -----------   --------    --------  -------- --------  ------------
Balance December 31, 1995    8,220,623        $82    $58,984        $(648)      $142     $12,804  (508,634)  $(7,513)     $63,851
Exercise of stock options                                                                   (732)   71,693     1,053          321

Employee stock purchase plan                                                                        11,773       173          173

Compensation expense related
 to common stock options
 and other                                                27                                                                   27

Effect of exchange rate
 changes                                                             (287)                                                   (287)

Tax benefit related to
 exercise of stock options
 and disqualifying
 dispositions                                            189                                                                  189

Unrealized loss on
 securities sale,
 net of tax                                                                      (81)                                         (81)

Purchase of treasury stock                                                                        (159,214)   (2,355)      (2,355)

Net income                                                                                 3,763                            3,763
                             ---------  ---------  ---------  -----------   --------    --------  --------  -------- ------------

Balance September 30, 1996   8,220,623        $82    $59,200        $(935)      $ 61     $15,835  (584,382) $ (8,642)     $65,601
                             =========  =========  =========  ===========   ========    ========  ========  ======== ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                      -----------------

                                                      1996         1995
                                                      ----         ----
Cash flows from operating activities:
   Net income                                      $   3,763      $  1,107
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities--
     Depreciation and amortization                     1,305         1,225
     Deferred income taxes                               366        (1,920)
     Compensation expense related to common
     stock options and other                              27            15
     Write-off of purchased technology and related
     assets                                             ----         1,985
     Purchased research and development and
     related costs                                      ----         3,000
     (Increase) decrease in assets--
      Accounts receivable                             (3,004)       (3,899)
      Inventories                                     (2,417)        3,256
      Prepaid expenses and other assets               (1,250)       (2,669)
     Increase (decrease) in liabilities--
      Accounts payable                                   605        (1,368)
      Accrued expenses                                 1,335           458
       Net cash provided by operating activities         730         1,190
Cash flows provided by/(used in) investing
 activities:
   Purchase of property and equipment, net            (1,779)       (3,083)
   Sale and maturity of marketable securities         14,662         8,900
   Purchase of marketable securities                 (13,902)      (39,065)
   Investments and acquisition of businesses,
    net of cash acquired                                 ---        (2,486)
                                                     -------       -------
        Net cash used in investing activities         (1,019)      (35,734)

Cash flows provided by/(used in) financing activities:

   Exercise of stock options and employee
    stock purchase plan                                  494           338
   Purchase of treasury stock                         (2,355)          ---
   Tax benefit from exercise of stock options and
    disqualifying dispositions                           189           473
                                                     -------       -------
        Net cash provided by (used in)
          financing activities                        (1,672)          811
Effect of exchange rates on cash                        (287)         (178)
                                                     -------       -------
Net increase (decrease) in cash                       (2,248)      (33,911)
Cash, beginning of period                              5,706        43,613
Cash, end of period                                $   3,458      $  9,702
                                                     =======      ========

Supplemental disclosures of cash flow information:
Interest paid                                      $      78      $     57
                                                     =======      ========
Income taxes paid                                  $   1,314      $  2,644
                                                     =======      ========

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

(5)  Restatement of Prior Periods Financial Statements
     -------------------------------------------------

    In December 1996, the Company restated its December 31, 1995 and September 30, 1996 and 1995 Financial Statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.

                   (Amounts in 000's except per share data)

                                     As Reported                       As Restated
                           --------------------------------  -------------------------------
                            Three Months      Nine Months     Three Months     Nine Months
                           Ended Sept. 30,  Ended Sept. 30,  Ended Sept. 30, Ended Sept. 30,
                            1996     1995    1996     1995    1996    1995    1996     1995
                           -------  ------  -------  ------  -------  -----  -------  ------
Pre-tax income              $2,635  $1,044   $6,882  $2,287   $2,399  $ 904   $5,928  $1,755
Net income                   1,673     665    4,370   1,441    1,522    576    3,763   1,107
Earnings per share
     Primary                $ 0.21  $ 0.08   $ 0.54  $ 0.17   $ 0.19  $0.07   $ 0.47  $ 0.13
     Fully diluted            0.21    0.08     0.54    0.17     0.19   0.07     0.46    0.13


                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                               PERCENTAGE OF TOTAL REVENUE
                                        ---------------------------------------
                                           THREE MONTHS         NINE MONTHS
                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                        -------------------  -------------------
                                            1996      1995      1996      1995
                                          --------  --------  --------  --------

Net Sales                                    100.0%   100.0%     100.0%   100.0%
Cost of Sales                                 61.9     62.8       62.2     62.0
                                          --------  -------   --------  -------
    Gross Profit                              38.1     37.2       37.8     38.0
Operating Expenses:
  Research & Development                       7.5      7.6        7.5      6.3
  Sales & Marketing                           13.4     17.6       14.7     14.6
  General & Administrative                     7.0      7.6        6.6      6.7
  Amortization of Intangible Assets             .5       .6         .5       .5
  Write-off of Purchased Technology and
    Related Assets                              --       --         --      3.5
  Purchased Research and Development
    and Related Costs                           --       --         --      5.2
                                          --------  -------   --------  -------
    Total Operating Expenses                  28.4     33.4       29.3     36.8
                                          --------  -------   --------  -------
Operating Income                               9.7      3.8        8.5      1.2
Other Income                                   1.2      2.1        1.6      2.8
Arbitration costs                              1.0      0.8        1.4      0.9
                                        ---------------------------------------
Income Before Provision for
  Income Tax                                   9.9      5.1        8.7      3.1
Net Income                                     6.3      3.3        5.5      1.9

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

SALES AND MARKETING Sales and marketing expenses in the quarter ended September 30, 1996 increased over the corresponding period of 1995 by $118,000 or 3.8%, to $3,225,000. As a percentage of net sales, sales and marketing expenses decreased from 17.6% in the third quarter of 1995 to 13.4% in the third quarter of 1996 primarily on the strength of the quarterly sales increase and tight controls over spending. For the nine month period ended September 30, 1996, sales and marketing expenses increased by $1,627,000 or 19.5% to $9,984,000. As a percentage of net sales, sales and marketing expenses increased slightly from 14.6% in the first nine months of 1995 to 14.7% in the first nine months of 1996. The increase in sales and marketing expenses resulted primarily from the sales and marketing costs associated with the launch of a new Internet Kiosk product (Prospector/TM/) and a new electronic whiteboard product (Ibid/TM/) the resistive membrane technology business acquired in 1995 and the expenses resulting from the opening of two new international sales offices in France and Germany in mid-1995.

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

ARBITRATION COSTS During the third quarter of 1996, the Company incurred $236,000 in arbitration costs related to its international arbitration versus Nissha Printing Company Ltd., ("Nissha") as compared to $140,000 in the third quarter of 1995. For the first three quarters of 1996, the Company incurred $954,000 in arbitration costs related to the arbitration as compared to $532,000 through three quarters of 1995. Hearings on this case will continue in 1996 and the Company will continue to incur arbitration costs. A decision on the merits of the case is anticipated by early 1997. If the Company does not prevail, the Company may be required to pay a portion or all of Nissha's fees and costs, which could be significant, as determined by arbitrators in this case. If the Company is successful in its arbitration, the fair market value of any amount awarded will be recorded as income at that time.

RESTATEMENT OF PRIOR PERIODS FINANCIAL STATEMENTS In December 1996, the Company restated its December 31, 1995 and September 30, 1996 and 1995 financial statements to reflect Nissha arbitration costs as an expense rather than as a charge to stockholders' equity representing a cost incurred in connection with a treasury stock transaction. The following table summarizes the effect on net income and related per share amounts.

(Amounts in 000's except per share data)


                                     As Reported                       As Restated
                                     -----------                       -----------
                            Three Months      Nine Months     Three Months     Nine Months
                           Ended Sept. 30,  Ended Sept. 30,  Ended Sept. 30,  Ended Sept. 30,
                            1996     1995    1996     1995    1996    1995    1996     1995
                           -------  ------  -------  ------  -------  -----  -------  ------
Pre-tax income              $2,635  $1,044   $6,882  $2,287   $2,399  $ 904   $5,928  $1,755
Net income                   1,673     665    4,370   1,441    1,522    576    3,763   1,107
Earnings per share
     Primary                $ 0.21  $ 0.08   $ 0.54  $ 0.17   $ 0.19  $0.07   $ 0.47  $ 0.13
     Fully diluted            0.21    0.08     0.54    0.17     0.19   0.07     0.46    0.13



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

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had net working capital of $55,742,000, including approximately $33,983,000 in cash, cash equivalents and marketable securities. The Company reported a net cash generated by operating activities of $730,000 for the nine months ended September 30, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of September 30, 1996, the Company had no borrowings under its bank line of credit.

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

27                  Financial Data Schedule.  Filed Herewith.         14