Form 10-K
period 1996-12-31
MICROTOUCH SYSTEMS INC
filed 1997-03-10
CIK 803395

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ____________
                                   Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE  ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                  ------------
Commission file number: 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name or registrant as specified in its charter)
                                   __________

Massachusetts                                     04-2802971
-------------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

300 Griffin Park                                     01844
Methuen, MA                                          -----
-----------                                       (Zip Code)
(Address of principal executive offices)

                                 (508) 659-9000
                                 --------------
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 27, 1997, was approximately $199,658,000 (based on the last price of such stock as reported by NASDAQ Stock Market on such date).

The number of shares outstanding of each of the registrant's classes of capital stock, as of February 27, 1997 was:
       Common Stock, $0.01 par value          7,817,616


Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held June 12, 1997 are incorporated by reference into Part III of this Form 10-K.

ITEM I    BUSINESS
          --------

GENERAL

          MicroTouch Systems, Inc. (the "Company" or "MicroTouch") is a leading supplier of touch and pen sensitive input systems including touchscreens and electronic P.C. whiteboards. The Company's principal products are its touch sensitive screens which are based on the Company's primary technology - analog capacitive sensing (referred to as ClearTek(R)) and several secondary technologies including resistive membrane (known as TouchTek(R)), ThruGlass(R) and TouchPen(R). In both the capacitive and resistive membrane cases, the screens are configured to CRT monitors and flat panel displays. The Company believes its touchscreens are well suited for a wide variety of markets and applications where ease of use, speed, accuracy and durability are desirable.

          Over the last decade, the use of personal computers has grown in a wide range of applications. As a result, demand has increased for products that make these systems more accessible to a broader range of users. For example, the development of graphical user interfaces ("GUIs"), such as Microsoft Windows, has allowed information to be displayed in an easy to understand graphic manner. Touch products address this demand by allowing both trained and untrained computer users to interact with computers in a natural and intuitive manner.

          Touchscreens allow individuals to access information and interact with a computer simply by touching the computer's screen with a finger. Because pointing is a natural instinct, touch screens offer a highly intuitive computer interface. Touchscreens are designed to allow users to interact with their system without the use of a keyboard, mouse or trackball. Accordingly, the ease of use offered by touchscreen-based systems makes them well suited both for applications for the general public and for specialized applications for trained computer users.

          The Company has expanded its product line through both internal development and acquisitions. In 1994, the Company acquired its ThruGlass(R) technology, which allows users to interact with computer systems inside a store by simply touching the shop window. In addition, the Company has extended its core technology to develop TouchPen(R), an input sensor that can detect and distinguish both hand and pen input. TouchPen products are available on flat panel or CRT displays and are being marketed for use in point-of-sale, signature capture, medical image manipulation and pen computing. In 1995, the Company acquired Factura Composites, Inc. a leading U.S. supplier of kiosk housings which are frequently used in conjunction with the Company's touchscreen products. Also during 1995, the Company acquired certain assets and technologies developed by Touch Technology, a business engaged in the development and marketing of touch sensitive screens primarily using resistive membrane technology.

          Over the past year and a half, the Company has developed a new product referred to as an electronic P.C. whiteboard. This new product, marketed under the trademark of ibid(TM), allows the user to write or draw information on a whiteboard and then to electronically view and transfer the written information to a desktop or notebook P.C.

          The discussion contained in this section and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

STRATEGY

          MicroTouch's objective is to be the leading worldwide supplier of touch products and to exploit opportunities in other touch and related markets through the development and acquisition of complementary technologies and product lines. The key elements of the Company's strategies are as follows:

          Focus on Vertical Markets. The Company's strategy for its touch products is to focus on vertical markets in which the Company believes touch technology offers significant benefits and appeals to a broad customer base. The Company's sales force is organized into groups that focus on these distinct vertical markets, including those for point-of-sale cash registers, interactive kiosks, industrial and medical applications, gaming and entertainment machines and training and business information systems.

          Target Developers of End User Applications. The Company directs its sales efforts for its touch products toward OEMs, VARs, system integrators and high-volume end users, which the Company believes are best able to develop and market applications for the Company's targeted vertical markets. The Company seeks to have its products designed into the end user systems or products of these customers.

          Provide Flexible Product Offerings. The Company works closely with its customers to understand their businesses and product requirements. The Company offers its ClearTek and TouchTek touchscreens, and TouchPen sensors in a variety of standard and customized configurations to meet the diverse needs of the markets which it serves. The ThruGlass products, which the Company's customers evaluated during 1996 on a prototype basis, will also be customized to meet the requirements of emerging end user applications. The Company's Factura kiosk products are offered in both standard off-the-shelf format, as well as in customized versions.

          Enhance and Expand Technology. The Company's core technology is its proprietary analog capacitive sensing technology. MicroTouch seeks to improve its products by enhancing this technology through the development of new glass coating techniques, custom ASICs, controllers, software algorithms and software drivers. The Company also seeks to develop new technologies through internal development, licensing or acquisitions. The Company has developed TouchPen, a touch and stylus sensitive device used for pen-based applications. The Company is also continuing to improve ThruGlass, which allows touch to be sensed through up to two inches of glass. The Company also seeks to improve its resistive membrane technology through programs similar to its capacitive line. Finally, the new whiteboard product was developed based on resistive technology obtained in the 1995 Touch Technology acquisition.

          Pursue New Market Opportunities. The Company is currently applying its existing technologies to new market opportunities where it believes these technologies can have significant growth potential. These opportunities include, with respect to ThruGlass, products for gaming and industrial as well as retail applications; and TouchPen applications, not only for pen computing, but for videoconferencing and image manipulation in interactive kiosks, a market in which the Company also offers its Factura products.

          Expand International Markets. The Company is increasing its international presence through the opening of foreign sales offices and manufacturing facilities. The Company currently has sales and manufacturing facilities in the United Kingdom and Australia and sales offices in France, Germany, Italy, Japan and Taiwan. The Company's international sales increased from $20.8 million in 1994 to $23.7 million in 1995 and $36.2 million in 1996.


TECHNOLOGY

          ANALOG CAPACITIVE TECHNOLOGY. The Company's primary touchscreen technology is its proprietary analog capacitive sensing technology. This technology creates a uniform voltage field on the conductive surface of the touch sensor. When a finger comes into capacitive contact with the conductive layer, it draws a small amount of current to the point of contact. A controller attached to the conductive surface determines the point of contact by measuring the relative current flows from the four corners of the surface.

          The Company implements this technology on a glass panel that has a transparent conductive coating fused to its surface. In most of the Company's products, a proprietary glass overcoat is then laid over the conductive coating for additional protection. The conductive glass panel, or sensor, is driven at its four corners by an A/C sine wave voltage which is dispersed linearly over the sensor by an electrode pattern located on the perimeter of the sensor. When a user touches the screen, the controller determines the point of contact and transmits the location to the computer for processing.

          The Company's analog capacitive sensing technology has many favorable attributes, including:

          High Touch Sensitivity. Because the Company's touchscreens rely on capacitive contact rather than activation by pressure, they offer a high degree of sensitivity to input from a finger. This is important in applications characterized by continuous usage such as cash registers, where a requirement to exert pressure on the screen might be uncomfortable over time and slow down input and, therefore, customer service.

          Fast Touch Speed. The Company's proprietary software algorithms enable the controller to quickly detect a touch on the screen. This capability can enable operators of products such as touch-based cash registers to input numbers as quickly as they could using buttons or keypads.

          High Resolution. The Company's touchscreens have a resolution of 1,024 by 1,024 points. Because the controller averages the entire area of finger contact and reports a single point, even a finger is able to obtain pixel-level control of the cursor on a display. This resolution allows for the creation of detailed menus and greater flexibility in screen design.

          Resistant Properties. The capacitive nature of the Company's touchscreens allows them to function unimpaired even when contaminants such as water, dirt or grease build up on the surface. This is an important feature in factory environments, public locations and restaurants.

          Durability. With its proprietary glass overcoat, the Company's touchscreens are scratch, wear and chemical resistant. In addition, the glass sensor may be optically bonded to the computer screen in a process designed to give structural support to the screen. Durability is an important feature in applications such as gaming and point of sale, which are characterized by frequent use.

          Ease of Integration. The Company's glass sensors are easily fabricated into a variety of shapes and sizes and are readily installed in displays in a manner that results in a professional looking fit and finish.

          RESISTIVE MEMBRANE TECHNOLOGY. The Company's TouchTek "resistive membrane" technology has several attributes that are similar to those of its capacitive systems. TouchTek screens work by creating a uniform voltage field on a glass substrate. When a plastic top sheet is compressed into contact with the glass layer, current is drawn from each side of the glass layer in proportion to the distance from the edge. An electronic controller calculates the position of the finger based on the current flows.

          THRUGLASS TECHNOLOGY. MicroTouch's ThruGlass technology operates by projecting voltage fields out from the conductive surfaces of transparent glass or opaque pads connected to a controller. These pads would typically be placed behind printed graphics or photographs mounted against a store window, allowing users outside the establishment to interact with a CRT placed behind the pads. When an individual touches the window in front of the projected capacitive touch pads, minute changes in the voltage field are detected and the touch is assigned to one of the pad sensors. The system's sensitive controller allows a pad size to be as small as .25 inches by .25 inches and also allows a touch to be detected when a user is wearing gloves.

          TOUCHPEN TECHNOLOGY. TouchPen utilizes a modified form of the Company's analog capacitive technology to sense both a finger and a pen touch. TouchPen's controller is able to electrically distinguish the hand from the pen signal, allowing it to reject the hand signal when writing. The touch performance of TouchPen is equal to the Company's analog capacitive ClearTek product, while the pen offers even higher resolution of 2,048 by 2,048 to capture handwriting.

          There are several alternative touch technologies currently in use by other manufacturers. These technologies include (i) resistive membrane products similar to the Company's; (ii) scanning infrared, which uses a grid of infrared beams; (iii) surface acoustic wave or "SAW" screens, which are based on the transmission of acoustic waves across a glass overlay; and (iv) guided acoustic wave or "GAW" screens, which are based on the transmission of acoustic waves through a glass surface.

          WHITEBOARD TECHNOLOGY. The Company's whiteboard product is a variation of the resistive membrane technology used in the TouchTek line. Two opaque conductive surfaces are suspended under tension with small distance (less than
 .040") between them. When a user writes on the surface of the whiteboard, a contact is made between the conductive surfaces and an electrical charge is transferred. An electronic controller calculates the position based on the measured charge. Resistive sensor technology such as this is a common, low cost, and reliable means of creating a touchscreen for small format devices, such as Personal Digital Assistants (PDAs). The Company has developed a number of processes that allow this technology to be used on much larger formats, such as the whiteboard, with the same inherent advantages. The Company has also developed several processes for the manufacturing of writeable opaque conductive films in conjunction with the whiteboard product line. The Company has also developed a proprietary PC software application which facilitates efficient use of the whiteboard in both individual and group environments.

PRODUCTS

          The following table shows principal markets, applications and customers for the Company's products.

Markets, Applications & Customers

             Markets                  Applications              Customers
             -------                  ------------              ---------
Self-Service Kiosks          Video Rental Preview        Music Stores
                             Customer Service            Department Stores
                             Airline Ticketing           Airlines
                             Movie Theater Ticketing     Theaters

Point of Information         Exhibits, Trade Shows       Shopping Malls
 Display                     Tourist Information         Real Estate Firms
                             Centers                     Airports
                             Museum Exhibit Guides       Museums
                             Parts Look-up               Discount Stores
                             Product Locators            Grocery Stores

Point of Sale Equipment      Fast Food Cash Registers    Fast Food Restaurants
                             Fine Dining Order Entry     Fine Dining Restaurants
                             Customer Self Service       Convenience Stores
                             Merchandise Cash Registers  Department Stores
                             Personalized Couponing      Grocery Stores


Gaming and Entertainment     Casino Video Gaming         Gaming Companies
 Systems                      Machines                   Video Lottery Companies
                             Video Lottery Terminals     Bars and Taverns
                             Video Bingo                 Fast Food Restaurants
                             Bartop Entertainment Games  Casinos
                             Children's Entertainment
                              Kiosks
Industrial and Medical
 Applications                Process Control             Manufacturing Companies
                             Machine Operation           Hospitals
                             Vision Systems              Power Plants
                             Medical Image Manipulation

Training and Business        Video Banking               Banks
 Systems                     ATMs                        Stock Exchanges
                             Computer-Based Training     CBT Providers
                              (CBT)                      Large Corporations
                             Financial Trading
                             Executive Information
                              Systems

        Touchscreens

        The Company's principal product line is based on the ClearTek 2000 Touch Screen. The Company offers the ClearTek 2000 touchscreen in a variety of configurations, including kits that include touch sensors and controllers and chipsets, and fully configured touchscreen monitors. In addition, the Company will often customize its products to accommodate particular customer needs.

        The ClearTek 2000 Touch Screen system has a resolution of 1,024 by 1,024 points and interprets the entire area of touch contact as a single point, giving a finger the ability to select targets as small as a single pixel. The screen detects a touch in as little as 8-12 milliseconds making it fast in operations such as hitting buttons on a touchscreen-based cash register. The TouchTek touchscreen systems utilize a conductively coated plastic top sheet over a conductively coated and rigid bottom sheet, usually glass. Resistive kits are configured similarly to capacitive kits. The principal elements of both the ClearTek 2000 and the TouchTek product lines include the following:

        Sensors. The Company's glass sensors, which are installed on the face of computer screens, are offered in a large number of curved and flat screen sizes, as well as in custom sizes. Screens may be optically bonded to monitors through a process developed by the Company to fill the space between the touchscreen and the monitor with a transparent bonding compound. Optically bonded sensors increase optical clarity and provide greater structural support. The Company's ClearTek sensors are overcoated with the Company's exclusive glass top-coating for added durability and optical clarity.

        Controllers. Each sensor is sold with a proprietary MicroTouch controller. Controllers offered by the Company have serial, PC bus, ADB, CDi or TTL interfaces and will operate with any of the Company's touchscreens. Capacitive chipsets, which include a proprietary ASIC, are sold to larger volume OEMs for incorporation into the electronics of their systems.

        Software Drivers and Tools. GUI drivers and software tools provided by the Company include an MS-DOS mouse emulator; Windows, OS/2, Macintosh, Windows NT, Amiga, and various UNIX drivers; and an MS-DOS software tool for creating and defining touch zones.

        Options. The Company sells a variety of options and accessories, including power supplies, cables and privacy shields, and also offers retrofitting and optical bonding services.

        The Company also sells several lines of fully integrated standard monitors which range in size from 13 to 25 inches and support popular graphics standards. These monitors are typically purchased from display manufacturers and equipped by the Company with an optically bonded sensor and a controller.

        TouchPen

        TouchPen enables users to use a finger or stylus to enter handwritten data and control various computer functions by writing, sketching and pointing directly on the computer display. TouchPen consists of a chip set or controller, an optional stylus, a transparent glass sensor that fits over a flat LCD or CRT display, and software drivers. The Company is currently marketing this product for use in interactive whiteboarding, image manipulation and pen-computing applications.

        ThruGlass

        In 1994, the Company acquired exclusive, worldwide rights to use its ThruGlass technology in the touchscreen field from Moonstone Designs, Ltd. ThruGlass allows customers to access computer-based information through plate glass as thick as two inches. When projected through storefront windows, this technology allows retailers to extend their marketing reach beyond their existing floor space in order to reach the potential shopper on the sidewalk or in the mall. The ThruGlass product line includes touch-sensitive pads, in the form of standard keypads or PicturePads, touchpads with pictures attached, controllers and ThruGlass speakers, all of which can be purchased in various combinations depending on the end user application. The Company introduced a new touchscreen format of ThruGlass in late 1996.

        Factura

        During 1995, MicroTouch acquired its Factura kiosk division from Factura Composites, Inc. ("Factura"). Factura is believed by the Company to be a leading supplier of these enclosures to the kiosk marketplace in the U.S.

        Resistive

        Also during 1995, MicroTouch acquired the MicroTouch Resistive Products subsidiary, which was based in Austin, Texas, until it was relocated to Methuen, Massachusetts, in January 1996.

        Whiteboard

        In July 1996, the Company established a new Business Products Division in order to develop, manufacture and market its ibid(TM) electronic P.C. whiteboard.

SALES AND MARKETING

        MicroTouch markets and sells its touch products primarily through VARs, OEMs and systems integrators, and to high volume end-users. The Company employs a direct sales force for domestic sales and supports its marketing efforts with trade show attendance, telemarketing, advertising and public relations.

        As of December 31, 1996, the Company's domestic touchscreen sales force consisted of 34 persons. This sales force is organized into four geographic sales groups, each focusing on a separate set of regional customers, and is augmented by several vertical market specialists. Sales to one customer, IBM, accounted for approximately 4% and 6% of the Company's net sales in 1995 and 1996, respectively.

        The Company markets its touch products in Europe through its U.K. subsidiary, MicroTouch Systems, Ltd. MicroTouch Systems, Ltd. sells through 27 European distributors outside of the U.K. and sells direct in the U.K. This subsidiary also assembles touch monitors from touchscreen kits exported from the U.S. and monitors purchased in Europe. During 1995, the Company established sales offices in France and Germany and in 1996, in Italy. In Japan, the Company sells its products through MicroTouch Systems, KK, which arranges for touch monitors to be assembled by an outside contractor. In 1994 MicroTouch established a direct sales and manufacturing presence to serve the Australian and New Zealand touchscreen markets providing a base from which to continue sales of MicroTouch products primarily to the Australian gaming market. The Company opened a sales office in Taiwan in late 1995. The Company's total international sales accounted for approximately 35%, 31% and 38% of total sales in 1994, 1995 and 1996, respectively.

        The Company plans to continue to increase its sales presence, both domestically and overseas, in an effort to broaden its potential customer base and to intensify its efforts in its targeted markets. As part of this plan, the Company intends to increase its worldwide sales force and add additional distributors and agents overseas.

        The Company offers a 30-day money back guaranty on its touchscreen products to first-time buyers. This offer pertains only to the first unit purchased and is void if the unit is altered by the customer in any way. Additionally, the Company generally replaces products not meeting its specifications that are returned by any customer within 30 days of receipt. The Company provides reserves for estimated returns and believes that such reserves are adequate. The amount of product returns was approximately $2.8 million, $4.0 million and $4.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. While the Company believes that its reserves for product returns are adequate, there can be no assurance that the Company will not experience increased product returns. Any such increase in product return claims could have a material adverse effect on the Company's results of operations.

        The Company's customers generally provide direct support to end users for the Company's products while MicroTouch, in turn, supports its resellers with application engineers and phone support from its customer service group of trained technicians. The Company typically offers its customers a product warranty of up to five years. While the Company believes that its reserves for warranty claims are adequate, there can be no assurance that the Company will not experience increased warranty claims. Any such increase in warranty claims could have a material adverse effect on the Company's results of operations.

RESEARCH AND DEVELOPMENT

        The Company's future success depends in large part upon the timely enhancement of existing products and the continued development of new products to address new market opportunities. Accordingly, the Company intends to continue to devote significant resources to increasing the performance of its existing products, developing new products from its existing technologies and developing new technologies. The Company has, in the past, augmented and may continue to augment its research and development efforts through the acquisition or licensing of new technologies. The Company's research and development efforts in the touch screen area are primarily focused on expanding the range of configurations offered, enhancing product features, expanding the capability of drivers to interact with different types of computer operating systems and refining existing products to increase manufacturing efficiency and reduce costs. The Company's development efforts are also directed toward improving the product features and enhancing the underlying technology of its ThruGlass and TouchPen products. There can be no assurance that the Company will successfully complete such development efforts or that these product developments will achieve market acceptance.

        As of December 31, 1996, 42 full-time employees of the Company were engaged in research and development activities. In addition, the Company frequently engages independent consultants to supplement its own research and development efforts and to gain access to expertise in specific technical areas.


PROPRIETARY RIGHTS AND LICENSES

        The Company relies on a combination of patents and trade secrets to establish and protect its proprietary rights.

        The Company acquired exclusive rights to its core analog capacitive technology under a worldwide license from Peptek, Inc. and its affiliate, Mr. Jim Zeeger (the "Peptek License"). Under the Peptek License, the Company has the exclusive right to use all technology covered by the patent claims in the manufacture and sale of the Company's touchscreen and similar products. The patents licensed under the Peptek License include claims of rights to the configuration of the electrodes installed around the perimeter of the glass sensor of a touchscreen and in the method used to determine the point of finger contact on the surface of the glass sensor. The Peptek License requires the Company to pay royalties based on annual product sales and sublicensing revenues and includes minimum royalty payment provisions. MicroTouch holds exclusive rights to the patents covering its core proprietary technology until the respective expiration dates of such patents, which range from 1997 to 2005. The expiration of the patents covering the Company's core proprietary technology could lead to the development by third parties of products that are competitive with those of the Company. The Peptek License may be terminated by the licensor only in the event of a breach of the license agreement by the Company which is not remedied within applicable cure periods and in the event of the Company's bankruptcy. The Company also owns certain other patents and patent applications, relating primarily to improvements on and extensions of its core technology, as well as certain software algorithms used with the Company's products .

        The Company acquired exclusive rights to use its ThruGlass proprietary technology in the touch screen field, including rights under pending patent applications, under a worldwide license from Moonstone Designs, Ltd. (the "Moonstone License"). Under the Moonstone License, the Company has the exclusive right to use all technology covered by the claims of any patent that may issue in the manufacture and sale of the Company's projected capacitive products. There can be no assurance that such patents will issue or that the claims under such patents may not be reduced from the claims in the patent applications.

        The Company acquired nonexclusive rights to use its resistive technology when it acquired MicroTouch Resistive Products, Inc. in 1995.

        The Company, through its Business Products Division, has made three applications for U.S. patents on various technology related to its ibid(TM) PC whiteboard product.

        The Company typically requires persons such as customers, licensees and employees who have access to proprietary information concerning the Company's products to sign nondisclosure agreements that prohibit the use of the Company's proprietary information other than for the specific purpose for which it was provided.

        Other companies are engaged in the development of technologies that may result in products competitive with those made by the Company. These development efforts may result in proprietary technology, and possibly patents, that could impair the value of, or render obsolete, technology owned or licensed by the Company. Furthermore, there can be no assurance that any patent owned or licensed by the Company will withstand challenges or otherwise provide the Company with adequate protection from competitors, or that the Company will be able to afford the expense of enforcing these patents.

MANUFACTURING

        MicroTouch's touchscreen manufacturing operations consist primarily of the procurement of glass (coated and fabricated to its specifications) and the manufacture of touch sensors from that glass, the procurement and testing of electrical components specified or designed by MicroTouch, and the assembly, including optical bonding, of completely integrated touchscreen monitors. The majority of the manufacturing activities for both analog and resistive touchscreens are performed at the Company's principal facility in Methuen, Massachusetts, while the whiteboard is manufactured in Tewksbury, Massachusetts. The Company also exports touchscreen kits to its foreign operations for final assembly onto monitors for distribution in Europe, Japan, Taiwan and Australia. Factura's kiosk manufacturing operations consist primarily of the custom design and manufacture of kiosk enclosures according to customer specifications. The kiosk manufacturing activities are performed at the Factura facility in Rochester, New York. In addition, a small number of resistive products are still manufactured in Austin, Texas on a special product basis.

        Although the Company generally uses standard parts for its products, certain components, such as ASICs, are currently available only from a single source, and other components, such as the coated glass used in the production of touch sensors, are available only from limited sources. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. The Company maintains an inventory of ASICs, coated glass and other components in order to limit the potential impact of such interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

COMPETITION

        The markets for touch products are highly competitive and subject to rapid technological change. The Company believes that the principal competitive factors in its markets are product characteristics such as touch performance, durability, optical clarity and price, as well as supplier characteristics such as quality, service, delivery time and reputation. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that the Company will be able to continue to compete successfully in the future.

        The Company faces competition from several established touch product vendors as well as a number of smaller companies. Some of these competitors utilize analog capacitive sensing and resistive membrane technologies similar to the Company's technologies. Two of the Company's principal touchscreen competitors, Elo Touch Systems, Inc., a subsidiary of Raychem Corporation, and Carroll Touch Technology, a subsidiary of AMP Incorporated, are operating divisions of larger, diversified industrial companies with greater financial, technical, manufacturing and marketing resources than the Company. Elo Touch Systems markets touchscreens based primarily on resistive and surface acoustic wave technology, and Carroll Touch Technology markets touchscreens based primarily on infrared and guided acoustic wave technology. In addition, several manufacturers, most notably IBM, have developed proprietary touch screen products in the past but are not currently marketing proprietary products. In the market for pen-based computers, the Company's TouchPen product competes with digitizers marketed by several companies and could compete with products that may be developed in the future by manufacturers that have more significant resources than the Company. While the Company believes that its Factura division is the largest U.S. supplier of kiosk enclosures for touchscreens, the kiosk market is quite fragmented and market share data is not readily available. Products similar to ThruGlass are marketed by at least one competitor to the Company, especially in the European market. Two other companies market whiteboard products similar to those of the Company.

BACKLOG

        The Company maintains most standard products in inventory and manufactures other standard, modified standard and custom products pursuant to orders from customers. Backlog consist of orders for products which have a scheduled shipment date within twelve months of the order. Because a large percentage of the Company's orders require products to be shipped in the same quarter in which the order was received, and because orders in the backlog may be canceled and delivery schedules may be changed, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As of December 31, 1995 and 1996, the Company had a backlog of $10.9 million and, $21.0 million, respectively.

EMPLOYEES

        As of December 31, 1996, the Company had 593 full-time employees, of which 398 were engaged in manufacturing, 105 were in sales, marketing and customer service and 42 were in research and development. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES
          ----------

        The Company leases approximately 96,000 square feet of office, engineering and manufacturing space located at 300 Griffin Park, Methuen, Massachusetts. The lease covering these properties expires in April 2003. In addition, the Company is leasing 30,639 square feet of warehouse space in Tewksbury, Massachusetts, for 18 months ending June, 1997 and 50,400 square feet in Rochester, New York, which expires December 1997. The Company also leases an aggregate of approximately 106,000 square feet of additional space at its foreign locations in the U.K., France, Germany, Italy, Japan, Australia and Taiwan.

        On August 4, 1995, the Company purchased approximately 22.5 acres of land adjacent to the Company's Methuen, Massachusetts, facility. The Company is in the process of constructing a new 57,000-square-foot facility on this land that, when complete, will house the Business Products Division and provide additional touchscreen warehouse space.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

        The Company has been involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd. ("Nissha"), which was under the auspices of the International Chamber of Commerce ("ICC"). The case is based on the Company's claims that Nissha breached noncompetition provisions and other terms of a distribution agreement between the Company and Nissha.

        In January, 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company may be required to pay a portion or all of Nissha's fees and costs associated with the arbitration, which could be as much as $1.9 million, as determined by arbitrators in this case. As of December 31, 1996, the Company has not accrued any amount related to Nissha's fees and cost because the decision of the arbitrators is unknown and the amounts involved cannot be reasonably estimated. The Company will expense fees and costs awarded to Nissha, if any, upon the arbitrators' decision. The Company anticipates that it will be informed of the arbitrators' decision by the end of April 1997.

        The Company is involved in a case entitled Elo Touch Systems, Inc. v. The Graphics Technology Company, Inc., MicroTouch Systems, Inc. et al, which is currently pending in the United States District Court in

Knoxville, Tennessee. The case arises from claims by Elo Touch Systems ("Elo") that The Graphics Technology Company, Inc. (the predecessor to the Company's Touch Technology business) manufactured and sold, and that the Company intends to manufacture and sell in the future, certain products that infringe certain patent rights held by Elo. Elo is seeking unspecified damages and remedies for the defendants' alleged patent infringements. The parties are currently engaged in the discovery process and the case will most likely be scheduled for trial later this year.

The Company is a plaintiff in a pending case entitled MicroTouch Systems, Inc. and Peptek, Inc. v. Elo Touch Systems, Inc. which is currently pending in the United States District Court in Knoxville, Tennessee. The case arises from claims by the Company and Peptek, Inc. ("Peptek") that Elo manufactures and sells products that infringe certain patent rights held by Peptek and exclusively licensed to the Company. The Company is seeking unspecified damages and remedies for Elo's alleged patent infringements. The parties are currently engaged in the discovery process and the case will most likely be scheduled for trial later this year.

In addition to the matters described above, the Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for loss contingencies that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Company submitted no matters to a vote of its shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           ----------------------------------------------------
           SECURITY HOLDER MATTERS
           -----------------------

          The Company's common stock is quoted on the Nasdaq Stock Market under the Nasdaq-NMS symbol "MTSI." The following table sets forth the range of high and low sales prices per share.

                                       HIGH                LOW
--------------------------------------------------------------------------------
1996
First Quarter                         $17.00              $11.38
Second Quarter                        $22.25              $14.00
Third Quarter                         $19.25              $12.88
Fourth Quarter                        $29.75              $16.63


1995
First Quarter                         $45.25              $24.25
Second Quarter                        $37.75              $19.25
Third Quarter                         $26.38              $16.00
Fourth Quarter                        $18.25              $11.50


          The Company has never paid a cash dividend on its common stock and currently expects that future earnings will be retained for use in its business. As of February 27, 1997, the Company had 335 stockholders of record.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA


          The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements. The Company's December 31, 1995 consolidated financial statements have been restated (see Note 10 of the consolidated financial statements, page F-14). The consolidated financial statements for the five years ended December 31, 1996 have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this document.

                                                  YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------
                                           1992     1993     1994     1995     1996
                                          -------  -------  -------  -------  -------
STATEMENT OF OPERATIONS DATA:              (in thousands, except per share amounts)
Net sales...............................  $30,457  $31,043  $58,855  $76,718  $95,045
Cost of sales...........................   17,994   18,520   35,464   47,735   58,995
                                          -------  -------  -------  -------  -------
  Gross profit..........................   12,463   12,523   23,391   28,983   36,050
Operating expenses:.....................
 Research and development...............    2,135    2,061    3,411    5,027    7,225
 Sales and marketing....................    4,116    4,787    8,240   11,607   13,568
 General and administrative.............    2,755    2,566    3,413    5,314    6,360
 Amortization of intangible assets and
   purchased technology.................      ---      ---      104      381      460
 Write-off of purchased technology and
   related assets.......................      ---      ---      ---    1,985      ---
 Purchased in-process research and
   development and related costs........      ---      ---      ---    3,000      ---
                                          -------  -------  -------  -------  -------
  Total operating expenses..............    9,006    9,414   15,168   27,314   27,613
                                          -------  -------  -------  -------  -------
Operating income........................    3,457    3,109    8,223    1,669    8,437
Other income............................      283      312      786    2,014    1,464
Arbitration costs.......................      ---      ---      ---    1,019      954
                                          -------  -------  -------  -------  -------
Income before provision for income taxes    3,740    3,421    9,009    2,664    8,947
Provision for income taxes..............    1,440    1,230    3,336      980    3,250
                                          -------  -------  -------  -------  -------
Net income..............................  $ 2,300  $ 2,191  $ 5,673  $ 1,684  $ 5,697
                                          =======  =======  =======  =======  =======
Earnings per share:
    Primary.............................    $0.38    $0.32    $0.77    $0.20    $0.71
    Fully diluted.......................    $0.38    $0.31    $0.75    $0.20    $0.70
Weighted average common and common
 equivalent shares outstanding
    Primary.............................    6,092    6,948    7,321    8,607    8,066
    Fully diluted.......................    6,092    6,968    7,575    8,607    8,192

                                                          DECEMBER 31,
                                          -------------------------------------------
                                             1992     1993     1994     1995     1996
                                          -------  -------  -------  -------  -------
BALANCE SHEET DATA:                                     (in thousands)
Working capital.........................  $14,336  $17,043  $63,245  $55,748  $58,372
Total assets............................   20,808   24,218   77,647   76,353   85,048
Stockholders' equity....................   15,817   18,665   67,856   63,851   69,170


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The discussion contained in this section as well as elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following table sets forth for the fiscal periods indicated, the percentage of total revenues represented by certain items in MicroTouch's statement of operations:

                                       PERCENTAGE OF TOTAL REVENUES

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                           1994     1995    1996
                                           ----     ----    ----
                                                  As Restated
                                                  -----------
Total Revenues                            100.0%    100.0%  100.0%
Cost of Sales                              60.3%     62.2%   62.1%
  Gross Profit                             39.7%     37.8%   37.9%
Operating Expenses:
  Research and Development                  5.8%      6.6%    7.6%
  Sales and Marketing                      14.0%     15.1%   14.2%
  General and Administrative                5.8%      6.9%    6.7%
  Amortization of intangible assets
   and purchased technology                  .2%       .5%     .5%
  Write-off of purchased technology
   and related assets                      ----       2.6%   ----
  Purchased in-process research and
   development and related costs           ----       3.9%   ----
   Total Operating Expenses                25.8%     35.6%   29.0%
Operating Income                           14.0%      2.2%    8.9%
Other Income                                1.3%      2.6%    1.5%
Arbitration costs                          ----       1.3%    1.0%
Income Before Provision for
 Income Taxes                              15.3%      3.5%    9.4%
Net Income                                  9.6%      2.2%    6.0%

YEARS ENDED DECEMBER 31, 1996 AND 1995

Net Sales. Net sales in the fiscal year ended December 31, 1996 increased from the corresponding period of 1995 by $18.3 million, or 23.9%, to $95.0 million. The increase in net sales primarily reflects increased volume in domestic touchscreen and kiosk products and higher European touchscreen sales volume. Sales from international operations were $31.4 million and represented an increase of 36.5% over the comparable period of 1995. This increase primarily reflects the above mentioned higher touchscreen volume in Europe as well as higher volume into the Japanese market.

Gross Profit.   Gross profit for the fiscal year ended December 31, 1996
increased over the fiscal year ended December 31, 1995 by $7.1 million or 24.4%, to $36.1 million. As a percentage of net sales, gross profit increased slightly from 37.8% in the fiscal year ended December 31, 1995 to 37.9% in the fiscal year ended December 31, 1996. This increase reflects a mix of higher margin kit revenue and improved operating leverage in the kiosk business resulting from increased revenue, partially offset by lower margins from the Company's Japanese operations.

Research and Development.   Research and development expenses for the fiscal
year ended December 31, 1996 increased over the corresponding period of 1995 by $2.2 million, or 43.7%, to $7.2 million. As a percentage of net sales, research and development expenses increased from 6.6% in the fiscal year ended December 31, 1995 to 7.6% in the fiscal year ended December 31, 1996. The increase in research and development expenses resulted primarily from development related to the Company's new electronic whiteboard products and resistive membrane technology, as well as continued development in the Company's ThruGlass and TouchPen product lines. The Company expects that research and development expenses may increase in the future on an absolute spending basis primarily due to research on the Company's electronic whiteboard products.

Sales and Marketing.   Sales and marketing expenses for the fiscal year ended
December 31, 1996 increased over the corresponding period of 1995 by $2.0 million, or 16.9% to $13.6 million. As a percentage of net sales, sales and marketing expenses decreased from 15.1% for the fiscal year ended December 31, 1995 to 14.2% for the corresponding period of 1996, primarily as a result of the increase in revenues and tight controls over spending. The increase in absolute spending in 1996 reflects the sales and marketing costs associated with the launch of a new Internet Kiosk product (Prospector) and a new electronic whiteboard product (ibid\TM\), the resistive membrane technology business acquired in 1995 and the expenses resulting from the opening of two new international sales offices in France and Germany in mid-1995.

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1996 increased from the corresponding period of 1995 by $1.0 million, or 19.7%, to $6.4 million. As a percentage of net sales, general and administrative expenses decreased from 6.9% for the fiscal year ended December 31, 1995 to 6.7% for the corresponding period of 1996 primarily as a result of the revenue increase. The increase on an absolute spending basis includes approximately $150,000 in costs associated with the move to a new headquarters facility in the United Kingdom.

Amortization of Intangible Assets.   For the fiscal year ended December 31,
1996, operating expenses included $460,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $381,000 for the corresponding period of 1995.

Write-off of Purchased Technology and Related Assets.   During the second
quarter of 1995, the Company, as a result of an extensive technology review and a strategic decision to focus on product development in the resistive technology area rather than the TouchMate technology, recorded a one-time pretax charge of $2.0 million. This charge included the write-off of the TouchMate technology and the write-down of related inventory to net realizable value.

Charge for Purchased Research and Development and Related Costs.   During the
second quarter of 1995, the Company expensed $3.0 million of costs associated with in-process research and development projects which were part of the acquisition of its Touch Technology business.

Operating Income.   Operating income for the fiscal year ended December 31, 1996 of $8.4 million represented an increase of $6.8 million, or 405.5%, over the fiscal year ended December 31, 1995. This increase is primarily due to the $5.0 million in nonrecurring charges recorded during the 1995 period as described above, as well as increased operating leverage on the 23.9% sales increase over the fiscal year ended December 31, 1995.

Other Income.   Other income in the fiscal year ended December 31, 1996 was $1.5 million as compared to $2.0 million for the corresponding period of 1995. Other income in the 1996 period included $1.3 million in interest income, net of interest expenses, as compared to $1.9 million of net interest income for the fiscal year ended December 31, 1995. The decrease in interest income reflects declining short-term interest rates and a decrease in the size of the Company's investment portfolio to support working capital requirements and repurchases by the Company of its common stock. Foreign exchange gains were $143,000 in the fiscal year ended December 31, 1996, as compared to $3,000 for the corresponding period of 1995.

Arbitration Costs. During 1996, the Company incurred $1.0 million in arbitration costs related to its international arbitration versus Nissha Printing Company Ltd. ("Nissha") as compared to $1.0 million incurred in the corresponding period of 1995. (See Item 3, "Legal Proceedings," Page 10.)

Provision for Income Taxes.   The Company's effective tax rate for the fiscal
years ended December 31, 1996 and 1995 were 36.3% and 36.8%, respectively.   The
effective tax rates differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

Geographic Segments.   Domestic pretax income for the fiscal year ended
December 31, 1996 of $9.4 million increased 195.8% over the comparable period of 1995 due to the nonrecurring charges recorded in 1995 (discussed above) as well as domestic sales increases. Pretax loss from international operations of $462,000 represented an improvement of 10.6% over the corresponding period of 1995 on the strength of the previously discussed international sales increases, partially offset by the nonrecurring charges in the U.K. and the lower margins experienced at the Company's Japanese Operations. (discussed above).


YEARS ENDED DECEMBER 31, 1995 AND 1994

Net Sales. Net sales in the fiscal year ended December 31, 1995 increased from the corresponding period of 1994 by $17.9 million, or 30.4%, to $76.7 million. This increase in net sales reflected an increase in the volume of sales of existing products, primarily in the domestic gaming and entertainment markets and in Japan, Australia and the Far East, and, to a lesser extent, the commencement of sales of new products from the kiosk and resistive touchscreen businesses which were acquired during 1995. Sales to International Business Machines (IBM) for the fiscal year ended December 31, 1995 accounted for 4.0% of net sales as compared to 12.1% of net sales for the comparable period of 1994.

The 1995 increase in the Company's net sales over the year ended December 31, 1994 reflects a 47.0% increase in net sales from international operations, and a 24.3% increase for domestic net sales. The relatively greater increase in international net sales was due primarily to continued sales penetration in existing markets, especially in Japan, as well as the Company's establishment of sales offices in Germany and France during 1995.

Gross Profit. Gross profit for the fiscal year ended December 31, 1995 increased from the corresponding period of 1994 by $5.6 million, or 23.9%, to $29.0 million. As a percentage of net sales, gross profit was 37.8% for the fiscal year ended December 31, 1995 as compared to 39.7% for the fiscal year ended December 31, 1994. The decrease in gross profit as a percentage of net sales was largely attributable to continued price competitiveness in the touchscreen market and to a trend in the Company's product sales mix toward a higher proportion of lower gross profit monitor sales. This higher monitor mix is expected to continue for the foreseeable future. Also impacting gross profits as a percentage of net sales in 1995 were sales from kiosk and resistive membrane operations acquired during the year, both of which experience lower gross profits as a percentage of net sales than the Company's historical product lines.

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

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1995 increased from the corresponding period of 1994 by $1.9 million, or 55.7%, to $5.3 million. As a percentage of net sales, general and administrative expenses increased from 5.8% for the fiscal year ended December 31, 1994 to 6.9% for the corresponding period of 1995. Ongoing administrative expenses associated with the kiosk and resistive touchscreen businesses acquired in 1995 and the expenses associated with expanded administrative infrastructures in both the Japanese and European operations accounted for the majority of the increase.

Amortization of Intangibles. Amortization of intangible costs for the year ended December 31, 1995 were $381,000. This represents costs associated with the Company's 1995 acquisitions of its Factura and Touch Technology businesses, as well as amortization for the earlier acquisitions of Moonstone, Rand Walker and Visage.

Write-off of Purchased Technology and Related Assets. During the second quarter of 1995, the Company, as a result of an extensive technology review and a strategic decision to focus on product development in the resistive technology area rather than the TouchMate technology, recorded a one-time pretax charge of $1,985,000. This charge included the write-off of the TouchMate technology and the write-down of related inventory to net realizable value.

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

Operating Income. Operating income for the fiscal year ended December 31, 1995 of $1.7 million represented a decrease of $6.6 million, or 79.7%, from the corresponding period of 1994. Nonrecurring charges related to the write-off of purchased technology, assets and research and development (discussed above) represented the majority of the decrease. Operating income before these charges would have been $6.7 million, or 8.7% of net sales, compared to $8.2 million, or 14.0% of sales, for the corresponding period of 1994, primarily reflecting the unfavorable effect of the lower gross profit percentage and the higher level of operating costs required to support expanded operations. Operating losses at the Company's international operations increased from $331,000 in 1994 to $517,000
in 1995.   This 56.2% increase in the 1995 operating loss from the Company's international operations, resulted primarily from increased infrastructure costs associated with the Company's European sales offices, especially in France and Germany. (See Item 8 - Note 6 to Consolidated Financial Statements).

Other Income. Other income in the fiscal year ended December 31, 1995 was $2.0 million as compared to $0.8 million for the corresponding period of 1994. In 1995, other income included $1.9 million in interest income, net of interest expense, and an insignificant foreign exchange gain. For the comparable period of 1994, other income included $0.3 million in interest income, net of interest expense and $0.5 million in foreign exchange gains. The increase in interest income was directly attributable to the $43 million raised in the Company's secondary stock offering in December, 1994.

Arbitration Costs. During 1995, the Company incurred $1.0 million in arbitration costs related to its international arbitration versus Nissha (See Item 3, "Legal Proceedings", page 10).

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

Amounts in 000's, except per share data

                      As Reported  As Restated
                         1995         1995
                         ----         ----
Pretax income            $3,683     $2,664
Net income                2,327      1,684
Earnings per share
    Primary              $ 0.27     $ 0.20
    Fully diluted        $ 0.27     $ 0.20

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


                        LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had net working capital of $58.4 million, including approximately $36.7 million in cash and marketable securities. The Company reported a net cash provided by operating activities of $3.2 million for the fiscal year ended December 31, 1996. Additionally, the Company maintains a $3,000,000 bank line of credit. As of December 31, 1996, the Company had no borrowings under its bank line of credit.

The Company's capital expenditures were approximately $3.1 million in 1996.

On August 4, 1995, the Company purchased 22.5 acres of land adjacent to the Company's Methuen, Massachusetts, facility. The purchase required cash payments totaling approximately $1.8 million. The Company is currently constructing a 57,000-square-foot facility on this land, which is expected to cost between $2 and $3 million.

In September 1995, the Board of Directors of the Company authorized a repurchase program of the Company's common stock, not to exceed $10 million. Through December 31, 1996, the Company repurchased 676,868 shares at an aggregate cost of $10.0 million. These shares will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

Pending operational needs, the Company has invested its cash in investment grade, short term, interest-bearing securities. The Company believes that these investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements at least through 1998. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       1.  FINANCIAL STATEMENTS

                                                        PAGE NO.

       Report of Independent Public Accountants         F - 1

       Consolidated Balance Sheets as of
        December 31, 1995 and 1996                      F - 2

       Consolidated Statements of Operations
        for each of the three years in the
        period ended December 31, 1996                  F - 3

       Consolidated Statements of
        Stockholders' Equity for each of the
        three years in the period ended
        December 31, 1996                               F - 4

       Consolidated Statements of Cash Flows
        for each of the three years in the
        period ended December 31, 1996                  F - 5

       Notes to Consolidated Financial
        Statements                                      F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MicroTouch Systems, Inc:

We have audited the accompanying consolidated balance sheets of MicroTouch Systems, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTouch Systems, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 10, 1997

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S, EXCEPT SHARE DATA)

                                               December 31,
                                              1995      1996
                                              ----      ----
                                   ASSETS
Current assets:
   Cash and cash equivalents (Note 1)...    $ 5,706   $ 9,818
     Marketable securities (Note 1).....     31,507    26,922
     Accounts receivable, net of
      allowances of $2,669 at
      December 31, 1995 and $3,940
      at December 31, 1996..............     12,759    15,976

     Inventories  (Note 1)..............     11,535    15,077
     Deferred income taxes (Note 4).....      5,311     5,505
     Prepaid expenses and other current
      assets............................      1,432       952
                                            -------   -------
        Total current assets............     68,250    74,250
Property and equipment, at cost (Note 1)
     Machinery and equipment............      5,955     7,954
     Furniture and fixtures.............        575       894
     Leasehold improvements.............        567     1,255
     Land...............................      1,802     1,859
                                            -------   -------
                                              8,899    11,962
Less--Accumulated depreciation and
 amortization...........................      3,685     4,765
                                            -------   -------
        Net property and equipment......      5,214     7,197
Other assets............................      2,889     3,601
                                            -------   -------
                                            $76,353   $85,048
                                            =======   =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................    $ 6,026   $ 7,026
   Accrued payroll and related costs....      1,768     2,658
   Accrued expenses.....................      4,708     6,194
                                            -------   -------
        Total current liabilities.......     12,502    15,878
Commitments and contingencies (Notes 5 and 9)
Stockholders' equity  (Note 3)
   Preferred stock, $.01 par value
    per share--500,000 shares
    authorized, none issued and
    outstanding at December 31, 1995
    and 1996............................       ---       ---

   Common stock, $.01 par value per
    share--20,000,000 shares authorized
    at December 31, 1995 and 1996;
    8,220,623 issued at December 31,
    1995 and 1996.......................         82        82

   Additional paid-in capital...........     58,984    60,096
   Treasury stock at cost -- 508,634
    and 536,140 shares at
    December 31, 1995 and 1996..........     (7,513)   (7,963)
   Cumulative translation adjustment
    (Note 1)............................       (648)     (533)
   Net unrealized gain on securities
    available for sale..................        142       105
   Retained earnings....................     12,804    17,383
                                            -------   -------
        Total stockholders' equity......     63,851    69,170
                                            -------   -------
                                            $76,353   $85,048
                                            =======   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN 000S, EXCEPT PER SHARE DATA)


                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                            1994      1995      1996
                                            ----      ----      ----

Net sales (Notes 1 and 6)...............  $58,855   $76,718   $95,045
Cost of sales...........................   35,464    47,735    58,995
                                          -------   -------   -------
         Gross profit...................   23,391    28,983    36,050

Operating expenses:
         Research and development.......    3,411     5,027     7,225
         Sales and marketing............    8,240    11,607    13,568
         General and administrative.....    3,413     5,314     6,360
   Amortization of intangible assets and
      purchased technology..............      104       381       460
   Write-off of purchased technology and
     related assets                          ----     1,985      ----
   Purchased in-process research
     and development and related costs       ----     3,000      ----
                                          -------   -------   -------
         Total operating expenses.......   15,168    27,314    27,613
                                          -------   -------   -------

         Operating income...............    8,223     1,669     8,437

Other income (expense):
         Interest expense...............      (75)     (132)     (173)
         Interest income................      408     2,051     1,485
         Other income (Note 1)..........      453        95       152
                                          -------   -------   -------
                                              786     2,014     1,464
                                          -------   -------   -------
Arbitration costs (Notes 9 and 10)           ----     1,019       954
                                          -------   -------   -------
Income before provision for income
   taxes................................    9,009     2,664     8,947
Provision for income taxes (Note 4).....    3,336       980     3,250
                                          -------   -------   -------
Net income..............................  $ 5,673   $ 1,684   $ 5,697
                                          =======   =======   =======

Earnings per share:
      Primary...........................    $0.77     $0.20     $0.71
      Fully diluted.....................    $0.75     $0.20     $0.70

      Weighted average common and
       common equivalent shares
       outstanding
            Primary.....................    7,321     8,607     8,066
            Fully diluted...............    7,575     8,607     8,192

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                                 MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE YEARS ENDED DECEMBER 31,1996
                                    (AMOUNTS IN 000S, EXCEPT SHARE DATA)
                                                                   Net Unrealized
                                                                   Gain(Loss) On
                                                                     Securities
                               Common Stock   Additional  Cumulative  Available               Treasury Stock          Total
                           -------------------- Paid-in   Translation   For       Retained  --------------------   Stockholders'
                             Shares    Amount   Capital   Adjustment    Sale      Earnings  Shares       Amount       Equity
                           ----------  ----------------- ----------- ---------------------  ---------------------   -----------
Balance, December 31, 1993  6,595,440   $ 66     $13,418     $(278)    $  -        $ 5,459           -   $     -      $18,665

Exercise of stock options     361,584      4         495                                                                  499
Compensation expense
 related to common stock
 options                                              55                                                                   55
Effect of exchange rate                                                                                                   (28)
 changes                                                       (28)
Tax benefit related to
 exercise of stock options
 and disqualifying
 dispositions                                        429                                                                  429
Proceeds from sale of
  common stock, net         1,150,000     11      42,626                                                               42,637
Unrealized loss on
 securities available for
 sale, net of tax                                                        (12)                                             (12)
Purchase of treasury stock                                                                      (4,076)      (62)         (62)
Net income                                                                           5,673                              5,673
                            ---------   ----     -------     -----     -----        ------    --------   -------      -------
Balance, December 31, 1994  8,107,024     81      57,023      (306)      (12)       11,132      (4,076)      (62)      67,856

Exercise of stock options      81,600      1         338                                                                  339
Employee stock purchase
  plan                                                                                 (12)     11,780       182          170
Compensation expense
  related to common
  stock options                                       27                                                                   27
Effect of exchange rate
 changes                                                      (342)                                                      (342)
Tax benefit related to
 exercise   of stock option
 and disqualifying
 dispositions                                        516                                                                  516
Unrealized gain on
 securities   available for
 sale, net of tax                                                        154                                              154
Shares issued in
 connection with Touch
 Technology acquisition        31,999              1,080                                                                1,080
Purchase of treasury
 stock                                                                                        (516,338)   (7,633)      (7,633)
Net income                                                                           1,684                              1,684
                            ---------   ----     -------     -----     -----       -------    --------   -------      -------
Balance, December 31, 1995  8,220,623     82      58,984      (648)      142        12,804    (508,634)   (7,513)      63,851

Exercise of stock options                                                           (1,072)    112,143     1,630          558
Employee stock purchase
 plan                                                                                  (46)     24,295       358          312
Compensation expense
 related to common stock
 options & other adj.                                 40                                                                   40
Effect of exchange rate
 changes                                                       115                                                        115
Tax benefit related to
 exercise of stock options
 and disqualified
 dispostions                                       1,072                                                                 1,072
Unrealized loss on
 securities available for
 sale, net of tax                                                        (37)                                             (37)
Purchase of treasury stock                                                                    (163,944)   (2,438)      (2,438)
Net income                                                                           5,697                              5,697
                           ----------   ----     -------     -----     -----       -------    --------   -------      -------
Balance, December 31, 1996  8,220,623   $ 82     $60,096     $(533)    $ 105       $17,383    (536,140)  $(7,963)     $69,170
                           ==========   ====     =======     =====     =====       =======    ========   =======      =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000S)


                                              1994         1995       1996
                                          -------------  ---------  ---------
Cash flows from operating activities:
 Net income                                    $ 5,673   $  1,684   $  5,697
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities--
     Depreciation and amortization                 967      1,630      1,739
     Increase in deferred income taxes          (1,095)    (2,241)      (194)
     Compensation expense related to
      common stock options                          55         27         40
     Write-off of purchased technology
      and related assets                           ---      1,985        ---
     Purchased research and
       development and related costs               ---      3,000        ---
     (Increase) decrease in assets--
       Accounts receivable                      (3,871)    (5,223)    (3,217)
       Inventories                              (7,988)     3,939     (3,542)
       Prepaid expenses and other
         current assets                            (55)      (924)       480
       Other assets                                 16     (1,549)    (1,138)
    Increase (decrease) in liabilities--
       Accounts payable                          3,120        576      1,000
       Accrued expenses                          1,654        752      2,376
       Accrued income taxes                       (536)      (123)       ---
                                               -------   --------   --------
         Net cash provided by (used in)
          operating activities                  (2,060)     3,533      3,241
Cash flows from investing activities:
    Purchase of property and equipment, net     (2,265)    (3,478)    (3,063)
    Sale and maturity of marketable
     securities                                  4,534     13,775     18,038
      Purchase of marketable securities           (400)   (42,300)   (13,723)
      Investments in and acquisitions of
       businesses, net of cash acquired         (1,720)    (2,486)      ----
                                               -------   --------   --------
         Net cash provided by (used in)
          investing activities                     149    (34,489)     1,252
Cash flows from financing activities:
    Exercise of stock options and
     sale of common stock, net                  43,136        520        870
    Purchase of treasury stock                     (62)    (7,633)    (2,438)
    Tax benefit from exercise of stock
     options and disqualifying dispositions        429        516      1,072
                                               -------   --------   --------
        Net cash provided by (used in)
         financing activities                   43,503     (6,597)      (496)
Effect of exchange rates on cash                   (28)      (354)       115
                                               -------   --------   --------
Net increase (decrease) in cash and
    cash equivalents                            41,564    (37,907)     4,112
Cash and cash equivalents, beginning
    of period                                    2,049     43,613      5,706
                                               -------   --------   --------
Cash and cash equivalents, end of
    period                                     $43,613   $  5,706   $  9,818
                                               =======   ========   ========
Supplemental disclosures of cash
 flow information:
 Interest paid                                 $    74   $     72   $     84
                                               =======   ========   ========
 Income taxes paid                             $ 4,668   $  3,390   $  2,404
                                               =======   ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a)  Nature of the Business

  MicroTouch Systems, Inc. develops, manufactures and sells touch and pen input systems, including touch sensitive screens, digitizers for pen computers, ThruGlass products, kiosk systems and electronic P.C. whiteboards.

  b)  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly owned subsidiaries (together the "Company"). All significant intercompany accounts, transactions and profits have been eliminated.

  c)  Earnings per Share

  Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

  d)  Cash and Cash Equivalents

  The Company held no liquid investments with original maturities of less than 90 days at December 31, 1996. At December 31, 1995, cash and cash equivalents included approximately $1,300,000 of liquid investments with original maturities of less than 90 days. Cash equivalents are stated at cost, which approximates market value.

  e)  Marketable Securities

  Marketable securities consist of investment-grade, federal tax-exempt municipal bonds. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1996 are as follows:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                             MARKET VALUE  COST BASIS      GAINS        LOSSES
                             ------------  ----------    ----------   ----------
Tax-Exempt Securities         $26,922,000  $26,756,000     $174,000    $8,000


  Securities available for sale in the accompanying balance sheet at December 31, 1996 include $12,658,000 with contractual maturities of one year or less and $14,264,000 with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call options that enable the issuer to redeem these securities at an earlier date.

  f)  Inventories

  Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                              December 31,
                        ------------------------
                           1995         1996
                        -----------  -----------
     Raw materials....  $ 3,730,000  $ 4,901,000
     Work-in-process..    2,410,000    3,596,000
     Finished goods...    5,395,000    6,580,000
                        -----------  -----------
                        $11,535,000  $15,077,000
                        ===========  ===========

  g)  Property and Equipment

  The Company provides for depreciation and amortization, using the straight-line method, through charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives of three to five years.

  Maintenance and repairs are charged to operations as incurred. When property and equipment is sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is included in the results of operations.

  h)  Revenue Recognition

  The Company recognizes product revenue upon shipment. Service revenues are recognized as the services are provided. The Company provides allowances for estimated sales returns and bad debts and provides for the estimated cost of warranty at the time of product shipment.

  i)  Foreign Currency Translation

  The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income and amounted to gains of approximately $387,000, $3,000 and $143,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

  j)  Use of Estimates In The Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.
Actual results could differ from those estimates.

  k)  "Disclosures About Fair Value of Financial Instruments"

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which was adopted by the Company effective January 1, 1995, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Company as of December 31, 1996 consist primarily of cash equivalents and marketable securities short-term trade receivables and payables, for which the carrying amounts approximate fair values.

  l)  Capitalized Software Development Costs

  Software development costs for new software and for enhancements to existing software are expensed as incurred prior to the establishment of technological feasibility and subsequent to general release of the product. Otherwise software development costs have been capitalized and will be amortized over the estimated life of the product. As of December 31, 1996 the Company has approximately $800,000 of capitalized software included in Other Assets in the accompanying balance sheet.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

  m)  Recent Accounting Pronouncements

  Effective January 1, 1996 the Company adopted the provision of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The new statement did not have a significant impact on the results of operations or financial condition of the Company.

  Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. See Note 3 for required disclosures.

2)  LINE OF CREDIT

  The Company has a demand bank line of credit in the amount of $3,000,000 under which the Company may borrow on an unsecured basis at the bank's prime rate and on a secured basis at a negotiated rate. There were no amounts outstanding under this line at December 31, 1995 or 1996.

3)  STOCKHOLDERS' EQUITY

  a)  Equity Incentive Plans

  On April 17, 1992, the stockholders of the Company approved, effective January 1, 1992, the 1992 Equity Incentive Plan (the 1992 Plan) which replaced the Company's 1983 Incentive Stock Option Plan (the 1983 Plan).

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

  In 1993, options to purchase 200,000 shares were granted to the Company's Chairman of the Board of Directors under a 10 year performance incentive agreement pursuant to the 1992 Plan. These options will become exercisable at the end of 10-years or may become exercisable in various installments based on the achievement of certain financial milestones over the term of the agreement. As of December 31, 1996, 120,000 shares were exercisable under this grant.

  Options to purchase 1,056,700 shares of common stock are outstanding under the 1992 Plan at December 31, 1996 and generally vest at a rate of 25% per year for four years. At December 31, 1996, no SARs, performance shares or other restricted stock have been awarded under the 1992 Plan. As of December 31, 1996, 358,593 shares of common stock are available for future awards under the 1992 Plan.

  Effective February 8, 1994, the Board of Directors adopted the 1994 Director Stock Option Plan (the 1994 Plan). This 1994 Plan was approved by the stockholders of the Company at the annual stockholders' meeting held on June 16, 1995. The 1994 Plan authorizes the grant of non qualified stock options to all directors of the Company who are not employees of the Company or any of its subsidiaries. An aggregate of 200,000 shares of common stock have been authorized for issuance under the 1994 Plan. The Board of Directors administers the 1994 Plan. Under the terms of the 1994 Plan, each non-employee director, upon initial election to the Board of Directors, shall receive options to purchase 10,000 shares of common stock. In lieu of grants upon election, current directors received initial grants upon the effective date of the adoption of the 1994 Plan. Immediately following the annual meeting of the stockholders each year, each non-employee director of the Company continuing in office shall automatically be granted options to purchase 2,500 shares of common stock. Options are granted at an exercise price equal to the fair market value of the underlying common stock and generally vest over four years.

  Options to purchase 77,500 shares of common stock are outstanding under the 1994 Plan at December 31, 1996. As of December 31, 1996, 122,500 shares of common stock are available for future grants under the 1994 Plan.

  The Company has also granted other non-qualified stock options to purchase shares of common stock, of which options to purchase 35,000 shares of common stock are outstanding at December 31, 1996.

  Certain stock options have been granted with exercise prices that were less than the estimated fair market value of the common stock on the date of grant. The aggregate difference of approximately $216,000 between the exercise price and the estimated fair market value on the date of grant related to these stock options was recognized as expense ratably over the appropriate vesting period, which is generally four years. Compensation expense related to these stock options was fully amortized at December 31, 1995. The expense recognized totaled approximately $55,000 and $27,000 for the years ended December 31, 1994 and 1995, respectively.

                    MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3)  STOCKHOLDERS' EQUITY - (CONTINUED)

The following is a summary of the stock option activity for the years ended December 31, 1994, 1995 and 1996.

                                     NUMBER OF            EXERCISE PRICE
                                      SHARES                PER SHARE
                                    -----------          ----------------
Outstanding at December 31, 1993       947,500          $  .25  -  $ 7.13
     Granted...............            317,452            6.19  -   45.00
     Terminated............            (38,500)           1.75  -    7.13
     Exercised.............           (361,584)            .25  -    7.13
                                     ---------          ------     ------
Outstanding at December 31, 1994       864,868             .30  -   45.00
                                     ---------          ------     ------
    Granted................            230,050           12.13  -   36.88
    Terminated.............            (99,450)           5.00  -   45.00
    Exercised..............            (81,600)            .30  -   11.88
                                     ---------          ------     ------
Outstanding at December 31, 1995       913,868            1.50  -   36.88
                                     ---------          ------     ------
     Granted...............            489,400           13.00  -   24.00
     Terminated............           (121,925)           6.00  -   21.00
     Exercised.............           (112,143)           1.50  -   16.89
                                     ---------
Outstanding at December 31, 1996     1,169,200            1.75  -   36.88
                                     =========          ======     ======
Exercisable at December 31, 1996       364,697          $ 1.75  -  $36.88
                                     =========          ======     ======

  91,000 of the 1,169,200 options outstanding at December 31, 1996 have an exercise price of $1.75, with a contractual life of 5 years. All of these options are exercisable. 488,750 options have exercise prices between $6.00 and $10.00 with a weighted average exercise price of $6.50 and a weighted average remaining contractual life of 6.6 years, 250,700 of these options are exercisable. 511,950 options have exercise prices between $11.88 and $19.50 with a weighted average exercise price of $15.97 and a weighted average remaining contractual life of 9.2 years, of these options 20,997 are exercisable. The remaining 77,500 options have an exercise price of between $20.56 and $36.88 with a weighted average exercise price of $30.02 and a weighted average remaining contractual life of 9.6 years. 2,000 of these options are exercisable.

  Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net income, primary and fully diluted earnings per share would have been $4.4 million, $.55,and $.54 respectively for the fiscal year ended December 31, 1996 and $1.2 million, $.14 and $.14, respectively, for the fiscal year ended December 31, 1995. Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

  The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Sholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1996 and 1995 are as follows: risk free interest rate of 6.2%, expected dividend yield of 0% and expected option life of 6 years in both periods; and expected volatility of 65%. The weighted average fair values of all options granted in 1996 and 1995 were $8.18 and $9.56, respectively.

  B) Shareholder Rights Plan. In January 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company's common stock to stockholders of record on January 19, 1996 and authorized the issuance of one right for each share of the Company's common stock issued between January 19, 1996 and the date on which the right becomes separable from the common stock. Each right entitles the shareholders to buy from the Company 1/100 of a share of Series

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3)  STOCKHOLDERS EQUITY - (CONTINUED)

A Junior Participating Preferred Stock, $.10 par value, at a purchase price of $75 per right. The rights will be exercisable or separable from the common stock until ten business days after a party acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender offer for at least 20% of its common shares outstanding.

  The rights are subject to adjustment and may be redeemed by the Company at a price of $0.01 per right at any time until the tenth day following the point at which they become exercisable. In the event that the Company is acquired in a merger or other business combination transaction, each right, other than those held by the acquiring party, will entitle its holders to purchase an amount of shares of the Company's common stock which equals the exercise price of the rights divided by one-half of the current market price of the common stock. The rights will expire, unless earlier redeemed or exchanged, on January 19, 2006, or earlier in certain circumstances.

4)  INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Provisions for income taxes recognize the tax effect of all revenue and expense transactions as well as any changes during the period in deferred tax assets and liabilities. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:


                                                  YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                              1994         1995         1996
                                           -----------  -----------  -----------
Domestic................................   $9,340,000   $3,181,000   $9,409,000
Foreign.................................     (331,000)    (517,000)    (462,000)
                                           ----------   ----------   ----------
     Total..............................   $9,009,000   $2,664,000   $8,947,000
                                           ==========   ==========   ==========

The provision for federal and state income taxes consists of the following:

                     1994                      1995                       1996
                     ----                      ----                       ----
              FEDERAL      STATE       FEDERAL       STATE       FEDERAL       STATE
            ----------   ---------   -----------   ----------   ----------   ----------
Current     $3,060,000   $ 840,000   $ 2,285,000   $  567,000   $2,711,000   $  733,000
Prepaid       (377,000)   (187,000)   (1,484,000)    (388,000)    (163,000)     (31,000)
            ----------   ---------   -----------   ----------   ----------   ----------
            $2,683,000   $ 653,000   $   801,000   $  179,000   $2,548,000   $  702,000
            ==========   =========   ===========   ==========   ==========   ==========

  Prepaid income taxes result primarily from using the reserve method of accounting for inventories, doubtful accounts and sales returns for financial statement purposes and the direct write-off method for income tax purposes.

  Significant items making up deferred tax assets as of December 31, 1995 and 1996 are as follows:

                                   Years Ended December 31,
                                   ------------------------
                                       1995        1996
                                    ----------  ----------
Reserves for inventories            $1,866,000  $1,175,000
Reserves for accounts receivable       624,000   1,016,000
Other reserves and accruals          2,821,000   3,314,000
                                    ----------  ----------
     Net deferred tax assets        $5,311,000  $5,505,000
                                    ==========  ==========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4)  INCOME TAXES - (CONTINUED)

  At December 31, 1996, the Company's U.K. subsidiary had approximately $667,000 of net operating loss carryforwards. The Company has established a valuation allowance to fully reserve against this amount as it currently does not believe that it is more likely than not that it will be able to realize the tax benefit from these losses.

  The amount computed by applying the federal statutory income tax rate of 34% to income before provision for income taxes differs from the Company's provision for income taxes due to the following:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                             1994         1995        1996
                                          -----------  ----------  -----------
Provision at federal statutory rate.....  $3,063,000   $ 906,000   $3,042,000
State taxes, net of federal benefit.....     378,000     225,000      504,000
Foreign operating losses not benefited..     109,000     176,000      410,000
Foreign operating losses benefited......      (5,000)        ---      (85,000)
Tax-exempt interest benefit.............         ---    (659,000)    (493,000)
Foreign sales corporation benefit.......    (234,000)   (223,000)    (294,000)
Other tax reserves provided.............         ---     590,000       88,000
Other, net..............................      25,000     (35,000)      78,000
                                          ----------   ---------   ----------
                                          $3,336,000   $ 980,000   $3,250,000
                                          ==========   =========   ==========

5)  COMMITMENTS

  a)  Royalty Agreement

  The Company is a party to a licensing agreement in which it has acquired the rights to various touch screen products and technologies. The licensing agreement provides for the payment of royalties based on annual product sales and sublicensing revenue and includes minimum royalty payment provisions. The agreement will be in effect until the expiration of the last-to-expire patent licensed under this agreement, which is in 2005.

  b)  Lease - Facility

  During 1993, the Company entered into a lease agreement expiring in April 2003 under which the Company leases its main operating facility in Methuen, Massachusetts. In addition to the lease payments, the Company is also responsible for its share of real estate taxes and operating expenses, as defined. The Company is also leasing warehouse space in Tewksbury, Massachusetts, through June, 1997. The Company also leases space at its operations in the United Kingdom, France, Germany, Italy, Australia, Japan and Taiwan. Total rent expense under all leases for the years ended December 31, 1994, 1995 and 1996 was approximately $708,000, $1,200,000 and $1,368,000, respectively.

  Future minimum lease payments for all noncancelable leases are as follows:

Fiscal Year Ending                        Amount
------------------                        ------
1997.............................       $2,073,000
1998.............................        1,194,000
1999.............................          976,000
2000.............................          836,000
2001.............................          827,000
2002 and thereafter..............        2,378,000
                                        ----------
Total............................       $8,284,000
                                        ==========

                    MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5)  COMMITMENTS - (CONTINUED)

  d)  Post-retirement Benefits

The Company does not offer any postretirement or postemployment benefits to its employees.

6)  GEOGRAPHIC AND CUSTOMER INFORMATION

  The Company operates in one industry segment consisting of the development, manufacture and sale of touch sensitive systems. Geographic area information for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                           Domestic    International   Consolidated
                                          -----------  --------------  ------------
YEAR ENDED DECEMBER 31, 1994
  Net sales.............................  $43,191,000    $15,664,000    $58,855,000
  Income (loss) before provision for      $ 9,340,000    $  (331,000)   $ 9,009,000
   income taxes.........................
  Identifiable assets...................  $68,927,000    $ 8,720,000    $77,647,000
YEAR ENDED DECEMBER 31, 1995
  Net sales.............................  $53,699,000    $23,019,000    $76,718,000
  Income (loss) before provision for      $ 3,181,000    $  (517,000)   $ 2,664,000
   income taxes.........................
  Identifiable assets...................  $63,754,000    $12,599,000    $76,353,000
YEAR ENDED DECEMBER 31, 1996
  Net sales.............................  $63,634,000    $31,411,000    $95,045,000
  Income (loss) before provision for      $ 9,409,000    $  (462,000)   $ 8,947,000
   income taxes.........................
  Identifiable assets...................  $66,933,000    $18,115,000    $85,048,000

  Intercompany transfers to the Company's foreign subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors. Sales to unaffiliated customers outside the United States, including U.S. export sales, were approximately $20,820,000 in 1994, which represented 35% of net sales, $23,748,000 in 1995, which represented 31% of net sales, and $36,198,000 in 1996, which represented 38% of net sales.

  No single customer represented more than 10% of total sales during the years ended December 31, 1995 or 1996.

7)  RETIREMENT SAVINGS PLAN

  The Company has a 401(k) employee savings plan established in 1993 covering substantially all employees. Matching company contributions are at the discretion of the Board of Directors. Effective in 1996, the Board authorized matching contributions up to $600 of participants' contributions. Company contributions and other expenses of the Plan amounted to $26,000 in 1994, $33,000 in 1995 and $89,000 in 1996.

8)  ACQUISITIONS OF TECHNOLOGIES

  During 1995, the Company acquired net assets and technology related to Factura, a kiosk manufacturing operation and Touch Technology, a resistive membrane touchscreen technology. Purchased technology related to these acquisitions is being amortized over a five-year period.

  In connection with the acquisition of Touch Technology, the Company issued approximately 34,000 shares of common stock and, in July 1995, made a cash payment of approximately $2,100,000. Upon consummation of the purchase, the technologies were transferred to a subsidiary by the name of MicroTouch Resistive Products, Inc. This acquisition was accounted for as a purchase with the assets and results of operations incorporated into the Company's financial statements as of the date of acquisition. It is the intention of the Company to further develop and improve these resistive membrane technologies and to manufacture and sell the related products to end users.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8)  ACQUISITION OF TECHNOLOGIES - (CONTINUED)

  As a result of the Touch Technology acquisition, the Company recorded a non-recurring pre-tax charge of $3,000,000 for purchased research and development in process. Projects pursuant to this research and development had not yet reached technological feasibility and the technology had no alternative future use. The Company also completed a review of existing technology investments to ensure proper valuation in the financial statements in relation to the acquisition of resistive technologies. As a result of this review, the Company recorded an additional non-recurring pre-tax charge of $1,985,000 primarily related to the write-off of TouchMate technology acquired from Visage, Inc. in June, 1994 and the write-down of related inventory to net realizable value.

9)  LEGAL PROCEEDINGS

  The Company has been involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case is based on the Company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the Company and Nissha.

          In January 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreeement between the two parties in the dispute. As a result, the Company may be required to pay a portion or all of Nissha's fees and costs related to the arbitration, which could be as much as $1.9 million, as determined by arbitrators in this case. As of December 31, 1996, the Company has not accrued any amount related to Nissha's fees and costs because the decision of the arbitrators is unknown and the amounts involved can not be reasonably estimated. The Company will expense fees and cost awarded to Nissha, if any, upon the arbitrators' decision. The Company anticipates that it will be informed of the arbitrators' decision by the end of April 1997.

  The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

10) RESTATEMENT OF DECEMBER 31, 1995 FINANCIAL STATEMENTS In December 1996, the Company restated the arbitration costs related to its case with Nissha. These costs were changed from a deduction in stockholders' equity reflecting a treasury stock treatment to a charge against current earnings. The following table summarizes the effect on net income and related per share amounts in 1995.

Amounts in 000's except per share data

                      As Reported  As Restated
                         1995         1995
                      -----------  -----------
Pre-tax income             $3,683       $2,664
Net income                 $2,327       $1,684
Earnings per share
    Primary                $ 0.27       $ 0.20
    Fully diluted          $ 0.27       $ 0.20


                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA
              (Unaudited - in thousands, except per share amounts)

                                                              1995
                                          ---------------------------------------------
                                            FIRST       SECOND          THIRD   FOURTH
                                          QUARTER       QUARTER        QUARTER  QUARTER
                                          -------       -------        -------  -------
Net Sales                                 $18,805     $20,723          $17,613  $19,577
Gross Profit                              $ 7,473     $ 7,681          $ 6,559  $ 7,270
Net Income (loss)                         $ 1,976     $(1,445)(a)      $   576  $   577
Fully diluted:
   Earnings per Share                     $  0.23     $ (0.18)(a)      $  0.07  $  0.07
   Weighted Average Shares Outstanding      8,681       8,192            8,656    8,318

(a) Includes a special charge of $4,985,000, or $.37 per share, relating to the acquisition of Touch Technology and the write-off of the TouchMate technology.

                                                              1996
                                          ---------------------------------------------
                                            FIRST       SECOND          THIRD   FOURTH
                                          QUARTER       QUARTER        QUARTER  QUARTER
                                          -------       -------        -------  -------
Net Sales                                 $21,055       $22,891        $24,077  $27,022
Gross Profit                              $ 7,926       $ 8,623        $ 9,180  $10,321
Net Income                                $ 1,168       $ 1,073        $ 1,522  $ 1,934
Fully diluted:
   Earnings per Share                     $  0.14       $  0.13        $  0.19  $  0.24
   Weighted Average Shares Outstanding      8,065         8,122          8,066    8,181


ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections entitled "Nomination and Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997 are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  The sections entitled "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997 is incorporated herein by reference.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Officers, Directors and Principal Stockholders" in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

  The following documents are filed as a part of this Report:

  (a)(1) Index to Consolidated Financial Statements
         ------------------------------------------

  The following consolidated financial statements of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

                                                                Page in Form 10K
                                                                ----------------

Report of Independent Public Accountants                             F - 1

Consolidated Balance Sheets as of December 31, 1995 and 1996         F - 2

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1996                          F - 3

Consolidated Statements of Stockholders' Equity for each of
the three years in the period ended December 31, 1996                F - 4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1996                          F - 5

Notes to Consolidated Financial Statements                           F - 6


  (a)(2) Index to Consolidated Financial Statement Schedules
         ---------------------------------------------------

  The following consolidated financial statement schedules of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1996


  Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  (b) The Company filed no current reports on Form 8-K during the quarter ended December 31, 1996.

  (c)  Exhibits
       --------
 3.1  Restated Articles of Organization, as amended to date.(5)
 3.2  Amended and Restated By-laws.(1)
 3.3  Shareholder Rights Agreement(5)
10.1  1992 Equity Incentive Plan.(1) (4)
10.2 Letter Agreement between the Company and Geoffrey P. Clear dated January 12, 1992.(1) (4)
10.3 Letter Agreement between the Company and Bernard O. Geaghan dated March 6, 1990.(1) (4)

10.4 Registration Agreement between the Company and the purchasers of the Company's Series D, Series F and Series G Preferred Stock dated
      November 20, 1984, as amended on November 21, 1985 and
      September 12, 1986.(1)
10.5 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988.(1)
10.6 Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated January 10, 1989.(1)
10.7 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992.(2)
10.8  Letter Agreement with State Street Bank & Trust Co. dated
      August 29, 1994.(3)
10.9  Money Market Note dated August 29, 1994.(3)
10.10 Purchase Agreement between the Company and Griffin Brook Two Associates Joint Venture dated August 2, 1995.(5)
10.11 1994 Directors Stock Option Plan.(4)(5)
10.12 1995 Employee Stock Purchase Plan.(4)(5)
11    Statement Regarding Computation of Per Share Earnings.  Filed herewith.
22    Subsidiaries of the Registrant.(1)
23    Consent of Independent Public Accountants.  Filed herewith.
25    Power of Attorney (included on signature page).
27    Financial Data Schedule.  Filed herewith.

(1) Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992 (Registration No. 33-47874) and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10K filed for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
(4) Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
(5) Filed as an Exhibit to the Annual Report on Form 10K filed for the year ended December 31, 1995 and incorporated herein by reference.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROTOUCH SYSTEMS, INC.


                                          BY  /s/ D. Westervelt Davis
                                            -------------------------------
                                             D. Westervelt Davis
                                             President, Chief Executive Officer
                                             and Director
                                             March 10, 1997


  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey P. Clear and William T. Whelan, and each of them his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10K, including amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all his said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                    Date
---------                              -----                    ----

/s/ James D. Logan
-------------------------
James D. Logan                  Chairman of the Board        March 10, 1997
                                  of Directors


/s/ D. Westervelt Davis
-------------------------
D. Westervelt Davis             President, Chief             March 10, 1997
                                  Executive Officer
                                  and Director


/s/ Geoffrey P. Clear
-------------------------
Geoffrey P. Clear               Vice President, Finance      March 10, 1997
                                  and Administration,
                                  Chief Financial Officer
                                  and Treasurer



/s/ Ronald D. Fisher
-------------------------
Ronald D. Fisher                Director                     March 10, 1997



/s/ Edward J. Stewart III
-------------------------
Edward J. Stewart III           Director                     March 10, 1997



/s/ Frank Manning
-------------------------
Frank Manning                   Director                     March 10, 1997

                                                                     SCHEDULE II


                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE THREE YEARS ENDED
                       DECEMBER 31, 1994, 1995  AND 1996
                             (AMOUNTS IN THOUSANDS)

                                     Balance      Charged                                    Balance
                                    Beginning    to Cost &      Charged         Returns/    at End of
                                    of Period     Expense       to Sales       Write-offs     Period
                                    ---------     -------       --------       ----------     ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
 AND SALES RETURNS
Year Ended December 31, 1994         $1,794        $  138        $3,563         $(2,857)      $2,638
Year Ended December 31, 1995         $2,638        $  289        $3,725         $(3,983)      $2,669
Year Ended December 31, 1996         $2,669        $  255        $5,219         $(4,203)      $3,940

RESERVE FOR EXCESS & OBSOLETE
 INVENTORY

Year Ended December 31, 1994         $3,048        $1,836           ---         $  (265)      $4,619
Year Ended December 31, 1995         $4,619        $2,201           ---         $(1,763)      $5,057
Year Ended December 31, 1996         $5,057        $2,780           ---         $(3,565)      $4,272


                                 EXHIBIT INDEX

 3.1  Restated Articles of Organization, as amended to date.(5)
 3.2  Amended and Restated By-laws.(1)
 3.3  Shareholder Rights Agreement(5)
10.1  1992 Equity Incentive Plan.(1) (4)
10.2  Letter Agreement between the Company and Geoffrey P. Clear dated
      January 12, 1992.(1) (4)
10.3  Letter Agreement between the Company and Bernard O. Geaghan dated
      March 6, 1990.(1) (4)
10.4 Registration Agreement between the Company and the purchasers of the Company's Series D, Series F and Series G Preferred Stock dated
      November 20, 1984, as amended on November 21, 1985 and
      September 12, 1986.(1)
10.5 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988.(1)
10.6 Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated January 10, 1989.(1)
10.7 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992.(2)
10.8  Letter Agreement with State Street Bank & Trust Co. dated
      August 29, 1994.(3)
10.9  Money Market Note dated August 29, 1994.(3)
10.10 Purchase Agreement between the Company and Griffin Brook Two Associates Joint Venture dated August 2, 1995.(5)
10.11 1994 Directors Stock Option Plan.(4)(5)
10.12 1995 Employee Stock Purchase Plan.(4)(5)
11    Statement Regarding Computation of Per Share Earnings.  Filed herewith.
22    Subsidiaries of the Registrant.(1)
23    Consent of Independent Public Accountants.  Filed herewith.
25    Power of Attorney (included on signature page).
27    Financial Data Schedule.  Filed herewith.

(1) Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992 (Registration No. 33-47874) and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10K filed for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
(4) Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
(5) Filed as an Exhibit to the Annual Report on Form 10K filed for the year ended December 31, 1995 and incorporated herein by reference.