Form 10-Q
period 1997-03-31
MICROTOUCH SYSTEMS INC
filed 1997-05-14
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                         Commission File Number 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name of Registrant as specified in its Charter)

Massachusetts                                              04-2802971
------------------------------------------                ------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

300 Griffin Park, Methuen, MA                                 01844
------------------------------------------                ------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number:                            508-659-9000
------------------------------------------                ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                Yes   X      No
                                    -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of April 28, 1997 there were outstanding: 7,869,101 shares of common stock of the Registrant.

Total number of pages:  12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.

PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements
            Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996                                         3

            Consolidated Statements of Operations - Three
            Months Ended March 31, 1997 and 1996                          4

            Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1997                             5

            Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 1997 and 1996                          6

            Notes to Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11

            SIGNATURES                                                    12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                               March 31,     December 31,
                                                 1997           1996
                                              -----------    -----------
                                              (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents............         $  9,758       $  9,818
   Marketable securities.........                  23,705         26,922
   Accounts receivable, net of
     allowances of $4,315 at
     March 31, 1997 and $3,940 at
     December 31, 1996............                 19,451         15,976
   Inventories..........................           18,683         15,077
   Deferred income taxes.........                   5,666          5,505
   Prepaid expenses and other
     current assets...............                  1,153            952
                                              -----------    -----------
     Total current assets.......                   78,416         74,250
   Property and equipment, net......                8,553          7,197
   Other assets.....................                3,871          3,601
                                              -----------    -----------
                                                 $ 90,840       $ 85,048
                                              ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................          $  9,772       $  7,026
   Accrued expenses....................             8,222          8,852
                                              -----------    -----------
     Total current liabilities.........            17,994         15,878

Commitments and contingencies (Note 6)
Stockholders' equity
   Preferred stock, $.01 par
     value per share--500,000 shares
     authorized, none issued and
     outstanding at March 31, 1997 and
     December 31, 1996.................               ---            ---
   Common stock, $.01 par value
     per share--authorized - 20,000,000
     at March 31, 1997 and December 31,
     1996; 8,220,623 issued at March 31,
     1997 and December 31, 1996........                82             82
   Additional paid-in capital..........            61,074         60,096
   Treasury stock at cost -
     376,740 and 536,140 shares
     at March 31, 1997 and
     December 31, 1996.................            (5,579)        (7,963)
   Cumulative translation
     adjustment........................              (831)          (533)
   Net unrealized gain on
     securities available for sale.....                73            105
   Retained earnings...................            18,027         17,383
                                              -----------    -----------
     Total stockholders' equity........            72,846         69,170
                                              -----------    -----------
                                                 $ 90,840       $ 85,048
                                              ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                           --------------------
                                              1997        1996
                                             -------     ------

Net sales...............................   $  30,076   $ 21,055
Cost of sales...........................      18,728     13,129
                                           ---------   --------
  Gross profit..........................      11,348      7,926

Operating expenses:
  Research and development..............       1,827      1,512
  Sales and marketing...................       4,690      3,274
  General and administrative............       1,876      1,364
  Amortization of intangible assets.....         119        111
                                           ---------   --------
     Total operating expenses...........       8,512      6,261
                                           ---------   --------

  Operating income......................       2,836      1,665

Other income............................         378        302
Arbitration costs.......................         ---        127
                                           ---------   --------

Income before provision for income
 taxes..................................       3,214      1,840

Provision for income taxes..............       1,157        672
                                           ---------   --------
Net income..............................   $   2,057   $  1,168
                                           =========   ========

Earnings per share:
  Primary...............................   $    0.25   $   0.14
  Fully diluted.........................   $    0.25   $   0.14

Weighted average common and common
 equivalent shares outstanding:
  Primary...............................       8,250      8,065
  Fully diluted.........................       8,250      8,065




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS  ENDED MARCH 31,1997
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                                       Net Unrealized
                                                                                       Gain(Loss) On
                                       Common Stock      Additional   Cumulative        Securities
                                   --------------------   Paid-in     Translation      Available for     Retained
                                    Shares     Amount     Capital     Adjustment           Sale          Earnings
                                   ---------  ---------  ---------   ------------    ----------------    --------
Balance December 31, 1996          8,220,623        $82    $60,096          $(533)               $105     $17,383
Exercise of stock options                                                                                  (1,413)
Compensation expense related
 to common stock options
  & other adj.                                                   8
Effect of exchange rate                                                      (298)
 changes
Tax benefit related to
 exercise of stock options and
  disqualifying dispositions                                   970
Unrealized loss on
 securities available for sale,
 net of tax                                                                                       (32)
Net income                                                                                                  2,057
                                   ---------  ---------  ---------   ------------    ----------------    --------
Balance March 31, 1997             8,220,623        $82    $61,074          $(831)               $ 73     $18,027
                                   =========  =========  =========   ============    ================    ========
                                    Treasury Stock            Total
                                  ------------------       Stockholders'
                                  Shares      Amount          Equity
                                  -------    --------    ----------------
Balance December 31, 1996        (536,140)    $(7,963)            $69,170
Exercise of stock options         159,400       2,384                 971
Compensation expense
 related to common stock
 options & other adj.                                                   8
Effect of exchange rate
 changes                                                             (298)
Tax benefit related to
 exercise of stock options
 and disqualifying
 dispositions                                                         970
Unrealized loss on
 securities available for
 sale, net of tax                                                     (32)
Net income                                                          2,057
                                  -------    --------    ----------------
Balance March 31, 1997           (376,740)    $(5,579)            $72,846
                                  =======    ========    ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                  1997             1996
                                                               ----------       ----------
Cash flows from operating activities:
        Net income                                               $  2,057         $  1,168
         Adjustments to reconcile net
          income to net cash provided
          by (used in) operating
          activities--
   Depreciation and amortization                                      675              460
   Deferred income taxes                                              (15)             113
   Compensation expense related to
    common stock options                                                8                4

      (Increase) decrease in assets--
      Accounts receivable                                          (3,474)          (1,357)
      Inventories                                                  (3,606)            (890)
      Prepaid expenses and other assets                              (590)            (279)
      Increase (decrease)  in
          liabilities--
      Accounts payable                                              2,726            1,708
      Accrued expenses                                               (754)            (285)
                                                               ----------       ----------

      Net cash provided by (used in) operating activities          (2,973)             642
Cash flows provided by(used in)
 investing activities:
   Purchase of property and equipment, net                         (1,852)            (698)
   Sale and maturity of marketable securities                       6,647            1,519
   Purchase of marketable securities                               (3,525)          (1,463)
                                                               ----------       ----------
      Net cash provided by (used in) investing                      1,270             (642)
       activities
Cash flows provided by financing
 activities:
  Exercise of stock options                                           971              115
  Purchase of treasury stock                                          ---             (486)
  Tax benefit from exercise of stock
   options and disqualifying dispositions                             970              144
                                                               ----------       ----------
        Net cash provided by (used in)
          financing activities                                      1,941             (227)
 Effect of exchange rates on cash                                    (298)            (539)
                                                               ----------       ----------
       Net (decrease) in cash                                         (60)            (766)
       Cash, beginning of period                                    9,818            5,706
                                                               ----------       ----------
       Cash, end of period                                     $    9,758        $   4,940
                                                               ==========       ==========
Supplemental disclosures of cash flow
 information:
       Interest paid                                             $     91        $      16
                                                               ==========       ==========
       Income taxes paid                                         $    548        $      36
                                                               ==========       ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

(1)  Nature of Business
     ------------------

          MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems including touch-sensitive screens, digitizers for pen computers and kiosk enclosures, as well as electronic digital PC based white boards.

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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

          The accompanying consolidated financial statements as of March 31, 1997 and for the three- month periods ended March 31, 1997 and 1996 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

          These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4)  Earnings Per Share
     ------------------

          Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

(5)  Recent Accounting Pronouncements
     --------------------------------

          In February 1997, SFAS No. 128 "Earnings Per Share" was released effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion 15. Basic EPS excludes dilution and is calculated by using the weighted average of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The pro-forma effect of this accounting change on the March 31, 1997 EPS data and the March 31 and December 31, 1996 previously reported EPS data is as follows:


                            March 31,   December 31,
Per share amounts          1997  1996      1996
                           ----  ----  ------------
Primary EPS as reported    $.25  $.14      $.71
Effect of SFAS No. 128      .01   .01       .03
                           ----  ----      ----
Basic EPS                  $.26  $.15      $.74
                           ====  ====      ====

There is no pro-forma effect on diluted EPS as a result of the adoption of SFAS No. 128.

(6)  Legal Proceedings
     -----------------

     The Company was involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the Company and Nissha.

     The Company was informed in January, 1997 that while it had won the case based on the merits of its claim, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company may be required to pay a portion or all of Nissha's fees and costs associated with the arbitration, which could be as much as $1,900,000, as determined by the arbitrators in the case. As of March 31, 1997, the Company has not accrued any amount related to Nissha's fees and costs because the decision of the arbitration is unknown and the amounts involved can not be reasonably estimated. The Company will expense fees and costs awarded to Nissha, if any, upon the arbitrators' decision.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:



                                          PERCENTAGE OF TOTAL REVENUE
                                            QUARTER ENDED MARCH 31,
                                          ---------------------------

                                              1997           1996
                                          -------------  ------------

Net Sales                                        100.0%        100.0%
Cost of Sales                                     62.3          62.4
                                          -------------  ------------
    Gross Profit                                  37.7          37.6
Operating Expenses:
  Research & Development                           6.1           7.2
  Sales & Marketing                               15.6          15.5
  General & Administrative                         6.2           6.5
  Amortization of Intangible Assets                0.4           0.5
                                          -------------  ------------
    Total Operating Expenses                      28.3          29.7
Operating Income                                   9.4           7.9
Other Income                                       1.3           1.4
Arbitration costs                                  ---            .6
Income Before Provision for Income Tax            10.7           8.7
Net Income                                         6.8%          5.5%

NET SALES Net sales in the quarter ended March 31, 1997 increased over the corresponding period of 1996 by $9,021,000 or 43%. The increase in net sales was largely due to increased sales to gaming and entertainment customers and to sales from the kiosk and resistive touchscreen businesses. International sales accounted for 37% of net sales for the period, representing an increase from 34% in the first quarter of 1996, primarily due to increased sales volume in Europe.

GROSS PROFIT Gross profit in the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $3,422,000 or 43% to $11,348,000. As a percentage of net sales, gross profit increased slightly from 37.6% in the first quarter of 1996 to 37.7% in the first quarter of 1997. The increase in gross profit as a percentage of net sales reflects increased margins in the touchscreen and kiosk businesses partially offset by production and rework costs associated with the newly launched PC whiteboard product (Ibid/TM/).

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended March 31, 1997 increased over the corresponding period of 1996 by $315,000 or 21%. As a percentage of net sales, research and development expenses decreased from 7.2% in the first quarter of 1996 to 6.1% in the first quarter of 1997. The increase in research and development expenses resulted primarily from continued development of the Ibid/TM/ product line and from development projects in touchscreen technologies, especially resisitive products.

SALES AND MARKETING Sales and marketing expenses in the quarter ended March 31, 1997 increased over the corresponding period of 1996 by $1,416,000 or 43%, to $4,690,000. The increase in sales and marketing expenses resulted primarily from new product introduction costs associated with the Ibid/TM/ Business Products Division, as well as expenses resulting from two new international sales offices that the Company opened in Italy and Taiwan after the first quarter of 1996 and from general increased spending levels to support sales growth, including commissions on increased sales levels.

GENERAL AND ADMINISTRATIVE General and administrative expenses in the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $512,000 or 38% to $1,876,000. As a percentage of net sales, general and administrative expenses decreased from 6.5% for the first quarter of 1996 to 6.2% for the first quarter of 1997. The increased spending primarily reflects the ongoing administrative expenses associated with expanding the infrastructure to support continued growth.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended March 31, 1997, operating expenses included $119,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $111,000 for the quarter ended March 31, 1996.

OPERATING INCOME Operating income in the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $1,171,000 or 70% to $2,836,000. As a percentage of net sales, operating income increased from 7.9% in the first quarter of 1996 to 9.4% for the first quarter of 1997. The increase in operating income reflects the lower spending in research and development as a percent of sales and increased operating leverage due to the 43% increase in net sales over 1996. Domestic operations accounted for 77.7% of operating income in the first quarter of 1997 as compared to 98.6% in the first quarter of 1996 reflecting the increased operating leverage of the international operations on the increased international sales.

OTHER INCOME Other income in the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $76,000 or 24% to $378,000. This included a foreign currency gain of $41,000 versus a $6,000 loss in 1996. Interest income, net of interest expenses, on the Company's cash and investment portfolio for the first quarter of 1997 was $319,000 compared to $308,000 for the first quarter of 1996, reflecting an increase in investment yields in the Company's bond portfolio. Other income also included $18,000 in recognized gains from sales of investments required to support capital needs during the first quarter of 1997.

ARBITRATION COSTS The Company incurred no arbitration cost during the first quarter of 1997, versus $127,000 incurred during the comparable quarter of 1996, related to its international arbitration versus Nissha Printing Company Ltd., (Nissha). The Company was informed in January 1997, that while it had won the case based on the merits of its claim, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company may be required to pay a portion or all of Nissha's fees and costs associated with the arbitration, which could be as much as $1,900,000, as determined by the arbitrators in the case. As of March 31, 1997, the Company has not accrued any amount related to Nissha's fees and costs because the decision of the arbitration is unknown and the amounts involved can not be reasonably estimated. The Company will expense the fees and costs awarded to Nissha, if any, upon the arbitrators' decision.

PROVISION FOR INCOME TAXES The Company's effective tax rates were 36.0% and 36.5%, in the first quarter of 1997 and 1996, respectively. The effective tax rates in both periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had net working capital of $60,422,000, including approximately $33,463,000 in cash, cash equivalents and marketable securities. The Company reported net cash used in operating activities of $2,973,000 for the quarter ended March 31, 1997. The use of cash was required to support both the expanding touchscreen business and the new Ibid product line. Additionally, the Company maintains a $3,000,000 bank line of credit. As of March 31, 1997, the Company had no borrowings under its bank line of credit.

The Company is currently constructing a 57,000 square-foot facility on land purchased in 1995. During the quarter ended March 31, 1997 the Company incurred $951,000 of costs associated with the construction. The total construction cost is expected to be between $2.5 and $3 million and should be ready for occupancy by June 1997.

Pending operational needs, the Company has invested its cash in investment grade, interest-bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1998. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or if any such acquisition is completed, that cash consideration will be offerred by the Company.

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


                          PART II   OTHER INFORMATION



ITEM 1.   Legal Proceedings
          -----------------

          The Company was involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the Company and Nissha.

     The Company was informed in January, 1997 that while it had won the case based on the merits of its claim, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company may be required to pay a portion or all of Nissha's fees and costs associated with the arbitration, which could be as much as $1,900,000, as determined by the arbitrators in the case. As of March 31, 1997, the Company has not accrued any amount related to Nissha's fees and costs because the decision of the arbitration is unknown and the amounts involved can not be reasonably estimated. The Company will expense fees and costs awarded to Nissha, if any, upon the arbitrators' decision.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27 Financial Data Schedule. Filed herewith.

(b)       None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MicroTouch Systems, Inc.



Dated: May 14, 1997                      BY:   /s/ Geoffrey P. Clear
                                            -------------------------
                                             Geoffrey P. Clear
                                             Vice President -
                                             Finance & Administration,
                                             Chief Financial Officer &
                                             Treasurer

                                 EXHIBIT INDEX




27.    Financial Data Schedule.  Filed herewith.