Form 10-Q
period 1997-06-30
MICROTOUCH SYSTEMS INC
filed 1997-08-14
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                         Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)

Massachusetts                                            04-2802971
-------------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

300 Griffin Park, Methuen, MA                            01844
-----------------------------                            -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:      508-659-9000
---------------------------------------------------      ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                   Yes   X          No
                       ------           ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of July 21, 1997 there were outstanding 7,949,967 shares of common stock of the Registrant.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX



                                                                        Page No.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements
              Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996                                         3

              Consolidated Statements of Operations - Three and Six
              Months Ended June 30, 1997 and 1996                           4

              Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1997                                5

              Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1997 and 1996                           6

              Notes to Consolidated Financial Statements                    7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             11

Item 4.       Submission of Matters to a Vote of Security Holders           11

Item 6.       Exhibits and Reports on Form 8-K                              11

              SIGNATURES                                                    13

              Exhibit Index                                                 14

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000s except share data)


                                                      June 30,    December 31,
                                                        1997          1996
                                                        ----          ----
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents......................   $    9,241    $      9,818
  Marketable securities..........................       24,007          26,922
  Accounts receivable, net of allowances of
     $4,935 at June 30, 1997 and $3,940 at
     December 31, 1996...........................       19,033          15,976
  Inventories....................................       19,852          15,077
  Deferred income taxes..........................        5,668           5,505
  Prepaid expenses and other
     current assets..............................        1,647             952
                                                         -----             ---
     Total current assets........................       79,448          74,250
Property and equipment, net......................       10,884           7,197
Other assets.....................................        4,005           3,601
                                                         -----           -----
                                                    $   94,337    $     85,048
                                                        ======          ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................   $    5,795    $      7,026
  Accrued expenses...............................       12,401           8,852
                                                        ------           -----
     Total current liabilities...................       18,196          15,878
Stockholders' equity
  Preferred stock, $.01 par value per share--
     500,000 shares authorized, none issued
     and outstanding at June 30, 1997 and
     December 31, 1996...........................          ---             ---
  Common stock, $.01 par value per share--
     authorized - 20,000,000 at June 30,
     1997 and December 31, 1996;
     8,220,623 issued at June 30, 1997
     and December 31, 1996.......................           82              82
  Additional paid-in capital.....................       61,519          60,096
  Treasury stock at cost - 278,089 and 536,140
     shares at June 30, 1997 and December 31,
     1996........................................       (4,118)         (7,963)
  Cumulative translation adjustment..............         (639)           (533)
  Net unrealized gain on securities available for
     sale........................................           44             105
  Retained earnings..............................       19,253          17,383
                                                        ------          ------
     Total stockholders' equity..................       76,141          69,170
                                                        ------          ------
                                                    $   94,337    $     85,048
                                                        ======          ======

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (Amounts in 000's except per share data)



                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                       -------                   -------
                                  1997          1996         1997         1996
                                --------      --------     --------     --------

Net sales..................   $   32,275    $   22,891   $   62,351   $   43,946
Cost of sales..............       20,288        14,268       39,016       27,397
                              ----------    ----------   ----------   ----------
Gross profit...............       11,987         8,623       23,335       16,549

Operating expenses:
  Research and development.        1,946         1,797        3,773        3,309
  Sales and marketing......        4,568         3,485        9,258        6,759
  General and
   administrative..........        2,041         1,425        3,917        2,789
  Amortization of
   intangible assets.......          119           112          238          223
                              ----------    ----------   ----------   ----------
     Total operating
      expenses.............        8,674         6,819       17,186       13,080
                              ----------    ----------   ----------   ----------

Operating income...........        3,313         1,804        6,149        3,469

Other income...............          355           476          733          778
Arbitration costs..........          595           591          595          718
                              ----------    ----------   ----------   ----------

Income before provision
 for income taxes..........        3,073         1,689        6,287        3,529

Provision for income taxes.        1,106           616        2,263        1,288
                              ----------    ----------   ----------   ----------

Net income.................   $    1,967    $    1,073   $    4,024   $    2,241
                              ==========    ==========   ==========   ==========

Earnings per share:
   Primary.................   $     0.24    $     0.13   $     0.49   $     0.28
   Fully diluted...........   $     0.24    $     0.13   $     0.49   $     0.28

Weighted average common
and common equivalent shares:
   Primary.................        8,279         8,122        8,273        8,071
   Fully diluted...........        8,280         8,122        8,273        8,104

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                      (Amounts in 000s except share data)
                                  (Unaudited)

                                                                                     Net Unrealized
                                                                                     Gain(Loss) On
                                        Common Stock      Additional    Cumulative   Securities
                                    -------------------   Paid-in      Translation   Available for
                                       Shares    Amount   Capital       Adjustment       Sale
                                    ----------- ------------------    -----------------------------
Balance December 31, 1996             8,220,623  $   82  $  60,096          $(533)            $ 105
Exercise of stock options
Employee stock purchase plan                                    17
Compensation expense related
 to common stock options                                        15
Effect of exchange rate changes                                              (106)
Tax benefit related to exercise
 of stock options and
 disqualifying dispositions                                  1,391
Unrealized loss on securities
 available for sale, net of tax                                                                 (61)
Net income
                                    ----------- ------- ----------    -----------   ---------------
Balance June 30, 1997                 8,220,623  $   82  $  61,519          $(639)              $44
                                    =========== ======= ==========    ===========   ===============


                                                     Treasury Stock            Total
                                       Retained  ------------------------   Stockholders'
                                       Earnings      Shares      Amount        Equity
                                     -----------------------  -----------  ---------------
Balance December 31, 1996              $  17,383    (536,140)   $  (7,963)  $       69,170
Exercise of stock options                 (2,154)    242,666        3,617            1,463
Employee stock purchase plan                          15,385          228              245
Compensation expense related
 to common stock options                                                                15
Effect of exchange rate changes                                                       (106)
Tax benefit related to exercise
 of stock options and
 disqualifying dispositions                                                          1,391
Unrealized loss on securities
 available for sale, net of tax                                                        (61)
Net income                                 4,024                                     4,024
                                     ----------- -----------  -----------  ---------------
Balance June 30, 1997                 $   19,253    (278,089)     $(4,118)  $       76,141
                                     =========== ===========  ===========  ===============

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Amounts in 000s)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                                -------
                                                                                         1997             1996
                                                                                       --------         --------
Cash flows from operating activities:
   Net income                                                                         $    4,024       $    2,241
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities--
     Depreciation and amortization                                                         1,420              827
     Deferred income taxes                                                                   (17)             368
     Compensation expense related to common stock
      options                                                                                 15               27
     (Increase) decrease in assets--
       Accounts receivable                                                                (3,056)          (1,671)
       Inventories                                                                        (4,775)          (2,755)
       Prepaid expenses and other assets                                                  (1,289)            (578)
     Increase (decrease) in liabilities--
       Accounts payable                                                                   (1,251)           1,096
       Accrued expenses                                                                    3,425              266
                                                                                       ---------        ---------
         Net cash used in operating activities                                            (1,504)            (179)
Cash flows (used in) investing activities:
   Purchase of property and equipment, net                                                (4,752)          (1,062)
   Sale and maturity of marketable securities                                             10,007           10,057
   Purchase of marketable securities                                                      (7,321)          (6,012)
                                                                                       ---------        ---------
        Net cash (used in) provided by investing activities                               (2,066)           2,983

Cash flows provided by financing activities:
   Exercise of stock options and employee stock purchase plan                              1,708              406
    Purchase of treasury stock                                                              ----             (486)
    Tax benefit from exercise of stock options and
     disqualifying dispositions                                                            1,391              189
                                                                                       ---------        ---------
        Net cash provided by financing activities                                          3,099              109

Effect of exchange rates on cash                                                            (106)            (257)
                                                                                       ---------        ---------

Net (decrease) increase in cash                                                             (577)           2,656
Cash, beginning of period                                                                  9,818            5,706
                                                                                       ---------        ---------
Cash, end of period                                                                   $    9,241       $    8,362
                                                                                       =========        =========

Supplemental disclosures of cash flow information:
Interest paid                                                                         $       96       $       32
                                                                                       =========        =========

Income taxes paid                                                                     $      557       $    1,176
                                                                                       =========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)  Nature of Business
     ------------------

     MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems, including touch-sensitive screens, digitizers for pen computers and kiosk enclosures as well as electronic digital PC based whiteboards.

(2)  Consolidated Financial Statements
     ---------------------------------

     The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly-owned subsidiaries (together, "MicroTouch" or the "Company"). All significant intercompany accounts, transactions and profits have been eliminated.

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of June 30, 1997 and for the three and six-month periods ended June 30, 1997 and June 30, 1996 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

     These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4)  Earnings Per Share (EPS)
     ------------------------

     Earnings per share data are computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method.

(5)  Recent Accounting Pronouncements
     --------------------------------

     In February 1997, SFAS No. 128 "Earnings Per Share" was released effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion 15. Basic EPS excludes dilution and is calculated by using the weighted average of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The pro-forma effect of this accounting change on the June 30, 1997 EPS data and the June 30 and December 31, 1996 previously reported EPS data is as follows:



                              Three Months Ended   Six Months Ended     Year Ended
                                   June 30,            June 30,        December 31,
                                   -------             -------         ------------
                               1997      1996      1997      1996          1996
                               ----      ----      ----      ----          ----
Primary EPS as reported         $ .24     $ .13     $ .49     $ .28         $.71
Effect of SFAS No. 128            .01       .01       .02       .01          .03
                                -----     -----     -----     -----         ----
Basic EPS                       $ .25     $ .14     $ .51     $ .29         $.74
                                =====     =====     =====     =====         ====

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

Results of Operations:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                             Percentage of Total Revenue
                                      ----------------------------------------
                                         Three Months            Six Months
                                            Ended                  Ended
                                           June 30                June 30
                                      -----------------       ----------------
                                         1997      1996          1997     1996
                                         ----      ----          ----     ----
Net Sales                               100.0%    100.0%        100.0%   100.0%
Cost of Sales                            62.9      62.3          62.6     62.3
                                      -------   -------       -------  -------
    Gross Profit                         37.1      37.7          37.4     37.7
Operating Expenses:
  Research & Development                  6.0       7.9           6.1      7.6
  Sales & Marketing                      14.2      15.2          14.8     15.4
  General & Administrative                6.3       6.2           6.3      6.3
  Amortization of Intangible Assets        .4        .5            .4       .5
                                      -------   -------       -------  -------
    Total Operating Expenses             26.9      29.8          27.6     29.8
                                      -------   -------       -------  -------
Operating Income                         10.2       7.9           9.8      7.9
Other Income                              1.1       2.1           1.2      1.8
Arbitration costs                         1.8       2.6           1.0      1.6
                                      -------   -------       -------  -------
Income Before Provision for Income        9.5       7.4          10.0      8.1
 Tax
Net Income                                6.1       4.7           6.5      5.1

Net Sales Net sales in the quarter ended June 30, 1997 increased over the corresponding period of 1996 by $9,384,000 or 41.0% to $32,275,000. For the six-month period ended June 30, 1997, net sales increased $18,405,000 or 41.9% to $62,351,000. The increase in both the three and six-month periods ended June 30, 1997 reflected increases in international touchscreen sales, the domestic and international entertainment markets and kiosk sales. For the three month period ended June 30, 1997, international sales accounted for 43.4% of net sales, an increase from 32.6% of net sales for the comparable period of 1996, reflecting increased touchscreen volume primarily into Europe and Australia. For the six-month period ended June 30, 1997, international sales accounted for 40.5% of net sales as compared to 33.1% for the six-month period ended June 30, 1996.

Gross Profit Gross profit for the three and six-month periods ended June 30, 1997 was $11,987,000 and $23,335,000, which represents increases of 39.0% and 41.0%, respectively, over the corresponding periods of 1996. As a percentage of net sales, gross profit decreased from 37.7% in the second quarter of 1996 to 37.1% in the second quarter of 1997. The decrease in second quarter gross margins primarily reflects the lower margins associated with the production start up of the Business Products Division's electronic whiteboard product Ibid(TM). For the six-month period ended June 30, 1997, gross profit, as a percentage of net sales, decreased to 37.4% from 37.7% in the same period in 1996. This decrease is also due to start up costs in the Business Products Division.

Research and Development Research and development expenses for the quarter ended June 30, 1997 increased over the corresponding period of 1996 by $149,000 or 8.3%. As a percentage of net sales, research and development expenses decreased from 7.9% in the second quarter of 1996 to 6.0% in the second quarter of 1997, primarily as a result of the 41.0% increase in net sales during the second quarter of 1997 as compared to the second quarter of 1996. In addition, research and development expenses for the new electronic whiteboard IBID(TM) have decreased compared to last year's second quarter. For the six-month period ended June 30, 1997, research and development spending increased $464,000 or 14.0% over the same period in 1996. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies, especially resistive products.

Sales and Marketing Sales and marketing expenses in the quarter ended June 30, 1997 increased over the corresponding period of 1996 by $1,083,000 or 31.1%, to $4,568,000. As a percentage of net sales, sales and marketing expenses decreased from 15.2% in the second quarter of 1996 to 14.2% in the second quarter of 1997, primarily as a result of the 41.0% increase in net sales over the same period. For the six-month period ended June 30, 1997, sales and marketing expenses increased by $2,499,000 or 37.0% to $9,258,000. As a percentage of net sales, sales and marketing expenses decreased from 15.4% in the first six months of 1996 to 14.8% in the first six months of 1997. The absolute dollar increase in sales and marketing expenses resulted primarily from new product introduction costs and expanded infrastructure associated with the Ibid(TM) Business Products Division, as well as expenses resulting from two new international sales offices in Korea and Hong Kong, which opened during the quarter ended June 30, 1997, and increased spending to support the sales growth, including commissions.

General and Administrative General and administrative expenses for the quarter ended June 30, 1997 increased from the corresponding period of 1996 by $616,000 or 43.2% to $2,041,000. For the six-month period ended June 30, 1997, general and administrative expenses increased over the corresponding period of 1996 by $1,128,000 or 40.4% to $3,917,000. As a percentage of net sales, general and administrative expenses increased slightly to 6.3% from 6.2% for the three-month periods ended June 30, 1997 and 1996 and held constant at 6.3% for the six-month periods ended June 30, 1997 and 1996. The absolute increase in spending reflects costs associated with the expanding domestic and international operations and with the Business Products Division.

Amortization of Intangible Assets For the quarter ended June 30, 1997, operating expenses included $119,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $112,000 for the quarter ended June 30, 1996. For the six-month period ended June 30, 1997, amortization expense was $238,000 as compared to $223,000 for the comparable period of 1996.

Operating Income Operating income in the quarter ended June 30, 1997 of $3,313,000 represented an increase of $1,509,000 or 83.6% over the second quarter of 1996. For the six-month period ended June 30, 1997, operating income of $6,149,000 reflects an increase of $2,680,000 or 77.3% over the comparable period of 1996. For the three-month period ended June 30, 1997 and 1996, international operations accounted for 5.5% and 6.3%, respectively, of operating income. For the six- month periods ended June 30, 1997, and June 30, 1996 international operations accounted for 3.3% and 1.2% respectively of operating income.

Arbitration Costs During the second quarter of 1997, the Company recorded $595,000 in one-time special charges related to the final settlement of an arbitration case against Nissha Printing Company Ltd. During the second quarter of 1996 the Company incurred $591,000 in arbitration costs related to the same International Arbitration. For the six-month periods ended June 30, 1997 and 1996 arbitration cost were $595,000, and $718,000, respectively, reflecting the one-time settlement charges in 1997 as compared to the on-going arbitration costs in 1996. This completes the Company's obligations pursuant to this matter.

Provision for Income Taxes The Company's effective tax rate for both the three and six-month periods ended June 30, 1997 was 36.0% as compared to 36.5% for the comparable periods of 1996. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1997, the Company had net working capital of $61,252,000, including approximately $33,248,000 in cash, cash equivalents and marketable securities. The Company reported net cash used by operating activities of $1,504,000 for the six-months ended June 30, 1997. The use of cash was required to support both the expanding touchscreen business and the new Ibid product line. Additionally, the Company maintains a $3,000,000 bank line of credit. As of June 30, 1997, the Company had no borrowings outstanding under its bank line of credit.

During 1997, the Company constructed and occupied a 57,000 square-foot facility on land purchased in 1995. During the six months ended June 30, 1997, the Company incurred approximately $2,500,000 of costs associated with this construction.

Pending operating needs, the Company has invested its cash in investment grade, interest bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1998. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or if any such acquisition is completed, that cash consideration will be offered by the Company.

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

                        PART II      OTHER INFORMATION


ITEM 1. Legal Proceedings

        The Company was involved in an international arbitration entitled MicroTouch Systems, Inc. vs. Nissha Printing Co. Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached non-competition provisions and other terms of a distribution agreement between the Company and Nissha.

        The Company was informed in January, 1997 that while it had won the case based on the merits of its claim, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay a portion of Nissha's fees and costs associated with the arbitration, which portion totaled $595,000 as determined by the arbitrators in the case. This completes the company's obligations pursuant to this matter.

ITEM 4.       Submission of matters to a vote of security holders.

At the Annual Meetings of Stockholders held on June 12, 1997 and June 25, 1997, the Company's stockholders voted as follows:

a) To reelect Messrs. Edward J. Stewart, III and Ronald D. Fisher to the Board of Directors for respective three-year terms.

        The terms of Messrs. James D. Logan, D. Westervelt Davis and Frank Manning as directors continued after the meeting.


                                Total Vote for    Total Vote Against or Withheld
                                Each Nominee              For Each Nominee
                                ------------              ----------------

Edward J. Stewart               6,894,175                        169,035
Ronald D. Fisher                6,890,202                        173,008

b) To approve the amendment to the 1992 Equity Incentive Plan to increase the number of shares that may be subject to awards by 375,000 to an aggregate of 2,375,000 shares.

        Total vote for the proposal                     4,162,336
        Total vote against the proposal or withheld     2,503,777
        Abstentions                                        25,879
        Broker Non-votes                                  371,218

c) To approve Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1997.

        Total vote for the proposal                     7,032,860
        Total vote against the proposal or withheld        13,974
        Abstentions                                        16,376
        Broker Non-votes                                        0

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

              3.1    Restated Articles of Organization, as Amended(1)
              3.2    Amended and Restated By-Laws, as Amended(2)
              4.1    Form of Stock Certificate(2)
              10.1   1992 Equity Incentive Plan as amended.  Filed herewith
              27     Financial Data Schedule.  Filed herewith.

              (1) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.

              (2) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1992 (Registration Statement No. 33-47874) and incorporated herein by reference.

(b)           Reports on Form 8-K

              The Company filed no current reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MicroTouch Systems, Inc.


Dated: August 12, 1997                     BY: /s/ Geoffrey P. Clear
                                               ---------------------------------
                                                   Geoffrey P. Clear
                                                   Vice President -
                                                   Finance & Administration,
                                                   Chief Financial Officer &
                                                   Treasurer

                                 Exhibit Index
                                 -------------


Exhibit
-------

3.1           Restated Articles of Organization, as Amended(1)

3.2           Amended and Restated By-laws(2)

4.1           Form of Stock Certificate(2)

10.1          1992 Equity Incentive Plan, as amended.  Filed herewith

27            Financial Data Schedule. Filed herewith

              (1) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.

              (2) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1992 (Registration Statement No. 33-47874) and incorporated herein by reference.