Form 10-Q
period 1997-09-30
MICROTOUCH SYSTEMS INC
filed 1997-11-06
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                        Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)


Massachusetts                                          04-2802971
-------------                                          ------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

300 Griffin Park, Methuen, MA                          01844
-----------------------------                          ------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    978-659-9000
---------------------------------------------------    ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                             Yes  [X]      No  [_]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of October 24, 1997 there were outstanding 8,007,684 shares of common stock of the Registrant.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                   PAGE NO.

PART I      FINANCIAL INFORMATION


Item 1.      Financial Statements
             Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996                                     3


             Consolidated Statements of Operations - Three
             and Nine Months Ended September 30, 1997 and 1996         4


             Consolidated Statement of Stockholders'
             Equity - Nine Months Ended September 30, 1997             5

             Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1997 and 1996                  6


             Notes to Consolidated Financial Statements                7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations             8


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                        11


Item 6.      Exhibits and Reports on Form 8-K                         11


             SIGNATURES                                               12

             Exhibit Index                                            13

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000s except share data)

                                                                   September 30,       December 31,
                                                                        1997                1996
                                                                    ------------        ------------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................      $     6,856        $     9,818
   Marketable securities..........................................           24,087             26,922
   Accounts receivable, net of allowances of $5,195 at September
    30, 1997 and $3,940 at December 31, 1996.                                22,963             15,976
   Inventories....................................................           19,511             15,077
   Deferred income taxes..........................................            5,664              5,505
   Prepaid expenses and other current assets......................            1,460                952
                                                                        -----------        -----------
      Total current assets........................................           80,541             74,250
Property and equipment, net.......................................           12,187              7,197
Other assets......................................................            3,813              3,601
                                                                        -----------        -----------
                                                                        $    96,541        $    85,048
                                                                        ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................      $     6,269        $     7,026
  Accrued expenses................................................           11,258              8,852
                                                                        -----------        -----------
      Total current liabilities...................................           17,527             15,878
Stockholders' equity
    Preferred stock, $.01 par value per share--
        500,000 shares authorized, none issued and outstanding
        at September 30, 1997 and December 31, 1996...............              ---                ---
  Common stock, $.01 par value per share--authorized -
        20,000,000 at September 30, 1997 and December 31, 1996;
        8,220,623 issued at September 30, 1997 and December 31,
        1996......................................................               82                 82
   Additional paid-in capital.....................................           61,930             60,096
   Treasury stock at cost-213,038 and 536,140 shares at
        September 30, 1997 and  December 31, 1996.................           (3,223)            (7,963)

  Cumulative translation adjustment...............................           (1,077)              (533)
  Net unrealized gain on securities available for sale............               61                105
  Retained earnings...............................................           21,241             17,383
                                                                        -----------        -----------
          Total stockholders' equity...............................          79,014             69,170
                                                                        -----------        -----------
                                                                        $    96,541        $    85,048
                                                                        ===========        ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                  Nine Months Ended
                                                                       September  30,                      September 30,
                                                              ------------------------------      ------------------------------
                                                                   1997              1996              1997              1996
                                                                ----------        ----------        ----------        ----------

Net sales..............................................       $     32,829      $     24,077      $     95,180      $     68,023
Cost of sales..........................................             20,749            14,897            59,765            42,294
                                                              ------------      ------------      ------------      ------------
Gross profit...........................................             12,080             9,180            35,415            25,729

Operating expenses:
  Research and development.............................              1,998             1,814             5,771             5,123
  Sales and marketing..................................              4,488             3,225            13,746             9,984
  General and administrative...........................              1,988             1,683             5,905             4,472
  Amortization of intangible assets....................                119               117               357               340
                                                              ------------      ------------      ------------      ------------
     Total operating expenses..........................              8,593             6,839            25,779            19,919
                                                              ------------      ------------      ------------      ------------

Operating income.......................................              3,487             2,341             9,636             5,810

Other income...........................................                139               294               872             1,072
Arbitration costs......................................               ----               236               595               954
                                                              ------------      ------------      ------------      ------------

Income before provision for income taxes...............              3,626             2,399             9,913             5,928

Provision for income taxes.............................              1,256               877             3,519             2,165
                                                              ------------      ------------      ------------      ------------

Net income.............................................       $      2,370      $      1,522      $      6,394      $      3,763
                                                              ============      ============      ============      ============

Earnings per share:
   Primary.............................................       $       0.28      $       0.19      $       0.77      $       0.47
   Fully diluted.......................................       $       0.28      $       0.19      $       0.77      $       0.46

Weighted average common and common
equivalent shares:
   Primary.............................................              8,447             7,983             8,348             8,047
   Fully diluted.......................................              8,448             8,066             8,396             8,109


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS  ENDED SEPTEMBER 30,1997
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                   Net Unrealized
                                                                                                   Gain(Loss) On
                                                 Common Stock       Additional      Cumulative     Securities
                                           ---------------------     Paid-in        Translation    Available for
                                                Shares     Amount    Capital        Adjustment     Sale
                                           ------------- ----------------------     -----------------------------
Balance December 31, 1996                      8,220,623    $    82     $60,096       $  (533)               $105
Exercise of stock options
Employee stock purchase plan                                                 17
Compensation expense related
  to common stock options                                                    23
Effect of exchange rate changes                                                          (544)
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                              1,794
Unrealized loss on securities
  available for sale, net of tax                                                                           (44)
Net income
                                           -------------  --------- -----------     ---------       -------------
Balance September 30, 1997                     8,220,623    $    82     $61,930       $(1,077)               $ 61
                                           =============  ========= ===========     =========       =============



                                                         Treasury Stock            Total
                                             Retained   -------------------------  Stockholders'
                                              Earnings       Shares       Amount   Equity
                                            -------------------------------------  -------------

Balance December 31, 1996                    $  17,383      (536,140)    $ (7,963)       $ 69,170
Exercise of stock options                       (2,536)      307,717        4,512           1,976
Employee stock purchase plan                                  15,385          228             245
Compensation expense related
  to common stock options                                                                      23
Effect of exchange rate changes                                                              (544)
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                                                1,794
Unrealized loss on securities
  available for sale, net of tax                                                              (44)
Net income                                       6,394                                      6,394
                                            ----------    ----------    ---------      ----------
Balance September 30, 1997                   $  21,241      (213,038)    $ (3,223)       $ 79,014
                                            ==========    ==========    =========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)


                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                  ---------------------
                                                                                               1997                    1996
                                                                                               ----                    ----
Cash flows from operating activities:
     Net income                                                                           $   6,394               $   3,763
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities--
        Depreciation and amortization                                                         2,218                   1,305
        Deferred income taxes                                                                   (13)                    366
        Compensation expense related to common stock
            options                                                                              23                      27
        (Increase) decrease in assets--
          Accounts receivable                                                                (6,986)                 (3,004)
          Inventories                                                                        (4,435)                 (2,417)
          Prepaid expenses and other assets                                                  (1,036)                 (1,250)
        Increase (decrease)  in liabilities--
          Accounts payable                                                                     (777)                    605
          Accrued expenses                                                                    2,281                   1,335
                                                                                          ---------               ---------
             Net cash provided by (used in) operating activities                             (2,331)                    730
Cash flows provided by (used in) investing activities:
     Purchase of property and equipment, net                                                 (6,664)                 (1,779)
     Sale and maturity of marketable securities                                              11,948                  14,662
     Purchase of marketable securities                                                       (9,386)                (13,902)
                                                                                          ---------               ---------
             Net cash (used in) investing activities                                         (4,102)                 (1,019)

Cash flows provided by (used in) financing activities:
     Exercise of stock options and employee stock purchase plan                               2,221                     494
     Purchase of treasury stock                                                                ----                  (2,355)
     Tax benefit from exercise of stock options and
       disqualifying dispositions                                                             1,794                     189
                                                                                          ---------               ---------

             Net cash provided by (used in) financing activities                              4,015                  (1,672)

Effect of exchange rates on cash                                                               (544)                   (287)
                                                                                          ---------               ---------
Net (decrease) in cash                                                                       (2,962)                 (2,248)
Cash, beginning of period                                                                     9,818                   5,706
                                                                                          ---------               ---------
Cash, end of period                                                                       $   6,856               $   3,458
                                                                                          =========               =========
Supplemental disclosures of cash flow information:
Interest paid                                                                             $      99               $      78
                                                                                          =========               =========
Income taxes paid                                                                         $   3,032               $   1,314
                                                                                          =========               =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

(3)       Interim Consolidated Financial Statements
          -----------------------------------------

          The accompanying consolidated financial statements as of September 30, 1997 and for the three and nine-month periods ended September 30, 1997 and September 30, 1996 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

(5)       Recent Accounting Pronouncements
          --------------------------------

          In February 1997, SFAS No. 128 "Earnings Per Share" was released effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion 15. Basic EPS excludes dilution and is calculated by using the weighted average of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The pro-forma effect of this accounting change on the September 30, 1997 EPS data and the September 30 and December 31, 1996 previously reported EPS data is as follows:


                                 Three Months Ended         Nine Months Ended           Year Ended
                                    September 30,               September 30            December 31
                             --------------------------  ---------------------------  --------------
                                 1997          1996          1997           1996           1996
                             -------------  -----------  -------------  ------------  --------------
Primary EPS as reported              $ .28        $ .19          $ .77         $ .47         $ .71
Effect of SFAS No. 128                 .02          .01            .04           .02           .03
                                     -----        -----          -----         -----         -----
Basic EPS                            $ .30        $ .20          $ .81         $ .49         $ .74
                                     =====        =====          =====         =====         =====

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                                       PERCENTAGE OF TOTAL REVENUE
                                              --------------------------------------------------------------------------
                                                          THREE MONTHS                             Nine Months
                                                             Ended                                    Ended
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                              ---------------------------------       ----------------------------------
                                                    1997                1996                1997                 1996
                                              ---------------       -----------       --------------        ------------

Net Sales                                              100.0%             100.0%               100.0%              100.0%
Cost of Sales                                           63.2               61.9                 62.8                62.2
                                              --------------      -------------       --------------       -------------
    Gross Profit                                        36.8               38.1                 37.2                37.8
Operating Expenses:
  Research & Development                                 6.1                7.5                  6.1                 7.5
  Sales & Marketing                                     13.7               13.4                 14.4                14.7
  General & Administrative                               6.1                7.0                  6.2                 6.6
  Amortization of Intangible Assets                       .4                 .5                   .4                  .5
                                              --------------      -------------       --------------       -------------
    Total Operating Expenses                            26.3               28.4                 27.1                29.3
                                              --------------      -------------       --------------       -------------
Operating Income                                        10.5                9.7                 10.1                 8.5
Other Income                                             0.4                1.2                  0.9                 1.6
Arbitration costs                                         --                1.0                  0.6                 1.4
                                              --------------      -------------       --------------       -------------
Income Before Provision for Income Tax                  10.9                9.9                 10.4                 8.7
Net Income                                               7.1                6.3                  6.7                 5.5

NET SALES Net sales in the quarter ended September 30, 1997 increased over the corresponding period of 1996 by $8,752,000 or 36.4% to $32,829,000. For the nine-month period ended September 30, 1997, net sales increased over the corresponding period of 1996 by $27,157,000 or 39.9% to $95,180,000. The increase in net sales in both the three and nine-month periods ended September 30, 1997 reflected increases in international touchscreen sales, the domestic and international entertainment markets and kiosk sales. For the three-month period ended September 30, 1997, international sales accounted for 49% of net sales, an increase from 34% of net sales for the comparable period of 1996, reflecting increased touchscreen volume primarily into Japan, as well as Europe and Australia. For the nine-month period ended September 30, 1997, international sales accounted for 41% of net sales as compared to 35% for the nine-month period ended September 30, 1996.

GROSS PROFIT Gross profit for the three and nine-month periods ended September 30, 1997 was $12,080,000 and $35,415,000, respectively, which represents increases of 31.6% and 37.6%, respectively, over the corresponding periods of 1996. As a percentage of net sales, gross profit decreased from 38.1% in the third quarter of 1996 to 36.8% in the third quarter of 1997. The decrease in third quarter gross margins primarily reflects both the mix of lower margin monitor products sold in Japan and the U.S. and the production start up costs of the Business Products Division's electronic whiteboard product Ibid/TM/. For the nine-month period ended September 30, 1997, gross profit, as a percentage of net sales, decreased to 37.2% from 37.8% in the same period in 1996. This decrease is also due to start up costs in the Business Products Division.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended September 30, 1997 increased over the corresponding period of 1996 by $184,000, or 10.1%. As a percentage of net sales, research and development expenses decreased from 7.5% in the third quarter of 1996 to

6.1% in the third quarter of 1997, primarily as a result of the 36.4% increase in net sales during the third quarter of 1997 as compared to the third quarter of 1996. In addition, research and development expenses for the new electronic whiteboard product Ibid/TM/ have decreased compared to last year's third quarter. For the nine-month period ended September 30, 1997, research and development spending increased $648,000 or 12.6% over the same period in 1996. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies, especially resistive products.

SALES AND MARKETING Sales and marketing expenses in the quarter ended September 30, 1997 increased over the corresponding period of 1996 by $1,263,000 or 39.2%, to $4,488,000. As a percentage of net sales, sales and marketing expenses increased from 13.4% in the third quarter of 1996 to 13.7% in the third quarter of 1997. For the nine-month period ended September 30, 1997, sales and marketing expenses increased by $3,762,000 or 37.7% to $13,746,000. As a percentage of net sales, sales and marketing expenses decreased from 14.7% in the first nine months of 1996 to 14.4% in the first nine months of 1997, due to the previously mentioned sales increase. The increase in sales and marketing expenses resulted primarily from new product introduction costs and expanded infrastructure associated with the Ibid/TM/ Business Products Division, as well as expenses resulting from two new international sales offices in Korea and Hong Kong, which opened during the second quarter of 1997, and increased spending to support the sales growth, including commissions.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended September 30, 1997 increased from the corresponding period of 1996 by $305,000 or 18.1% to $1,988,000. For the nine-month period ended September 30, 1997, general and administrative expenses increased over the corresponding period of 1996 by $1,433,000 or 32.0% to $5,905,000. As a percentage of net sales, general and administrative expenses decreased to 6.1% from 7.0% for the three-month periods ended September 30, 1997 and 1996 respectively. General and administrative expenses decreased as a percentage of net sales from 6.6% for the nine months ended September 30, 1996 to 6.2% for the comparable period of 1997 due to the previously mentioned sales increase. The absolute increase in spending reflects costs associated with the expanding domestic and international touchscreen operations and with the Business Products Division.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended September 30, 1997, operating expenses included $119,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $117,000 for the quarter ended September 30, 1996. For the nine-month period ended September 30, 1997, amortization expense was $357,000 as compared to $340,000 for the comparable period of 1996.

OPERATING INCOME Operating income in the quarter ended September 30, 1997 of $3,487,000 represented an increase of $1,146,000, or 49.0%, over the third quarter of 1996, reflecting primarily the international sales increase. For the nine-month period ended September 30, 1997, operating income of $9,636,000 reflects an increase of $3,826,000, or 65.9%, over the comparable period of 1996. For the three-month and nine-month periods ended September 30, 1997, international operations accounted for 44% and 18%, respectively, of operating income. For the comparable periods ended September 30, 1996 the Company sustained losses in international operations.

ARBITRATION COSTS During the second quarter of 1997, the Company recorded $595,000 in one-time special charges related to the final settlement of an arbitration case against Nissha Printing Company Ltd., which completed the Company's obligations pursuant to this matter. The Company incurred no related charges during the third quarter of 1997. During the third quarter of 1996 the Company incurred $236,000 in arbitration costs related to the same International Arbitration. For the nine-month periods ended September 30, 1997 and 1996, arbitration costs were $595,000, and $954,000, respectively, reflecting the one-time settlement charges in 1997 as compared to the on-going arbitration costs in 1996.

PROVISION FOR INCOME TAXES The Company's effective tax rate for the three - month period ended September 30, 1997 was 34.6% as compared to 36.5% for the comparable period of 1996. For the nine-month period ended September 30, 1997 the Company's effective tax rate was 35.5% as compared to 36.5% for the comparable period of 1996.The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.



                        LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 1997, the Company had net working capital of $63,014,000, including approximately $30,943,000 in cash, cash equivalents and marketable securities. The Company reported net cash used by operating activities of $2,331,000 for the nine-months ended September 30, 1997. The use of cash was required to support both the expanding touchscreen business and the new Ibid/TM/ product line. Additionally, the Company maintains a $3,000,000 bank line of credit. As of September 30, 1997, the Company had no borrowings outstanding under its bank line of credit.

During 1997, the Company constructed and occupied a 57,000 square-foot facility on land purchased in 1995. During the nine-months ended September 30, 1997, the Company incurred approximately $2,500,000 of costs associated with this construction.

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

The discussion contained in this section, as well as elsewhere in this Form 10-Q, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on the current expectations of the Company's management. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

         The Company was informed in January, 1997 that while it had won the case based on the merits of its claim, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay, in the second quarter of 1997, a portion of Nissha's fees and costs associated with the arbitration, which portion totaled $595,000, as determined by the arbitrators in the case. This completes the company's obligations pursuant to this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          3.1  Restated Articles of Organization, as Amended  (1)
          3.2  Amended and Restated By-Laws, as Amended  (2)
          4.1  Form of Stock Certificate (2)
          27   Financial Data Schedule.  Filed herewith.

          (1) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.

          (2) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1992 (Registration Statement No. 33-47874) and incorporated herein by reference.


(b)       Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the quarter
          ended September   30, 1997.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: November 5, 1997               BY: /s/ Geoffrey P. Clear
                                          ---------------------
                                      Geoffrey P. Clear
                                      Vice President -
                                      Finance & Administration,
                                      Chief Financial Officer &
                                      Treasurer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
-------

3.1       Restated Articles of Organization, as Amended (1)

3.2       Amended and Restated By-laws  (2)

4.1       Form of Stock Certificate (2)

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