Form 10-K
period 1997-12-31
MICROTOUCH SYSTEMS INC
filed 1998-03-18
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   Form 10-K

   FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(k) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                              -------------------
Commission file number: 0-20215

                            MICROTOUCH SYSTEMS, INC.
             (Exact name or registrant as specified in its charter)
                              -------------------

Massachusetts                                     04-2802971
-------------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

300 Griffin Park                                    01844
Methuen, MA                                         -----
------------------                               (Zip Code)
(Address of principal executive offices)


                                (978) 659-9000
                                --------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 25, 1998, was approximately $118,946,000 (based on the last price of such stock as reported by NASDAQ Stock Market on such date).

The number of shares outstanding of each of the registrant's classes of capital stock, as of February 25, 1998 was:

          Common Stock, $0.01 par value          7,855,000


Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held June 11, 1998 are incorporated by reference into Part III of this Form 10-K.

ITEM I    BUSINESS
          --------

GENERAL

  MicroTouch Systems, Inc. (the "Company" or "MicroTouch") is a leading supplier of touch and pen sensitive input systems known as touchscreens. The Company's principal products are its touch sensitive screens, which are based on the Company's primary technology - analog capacitive sensing (referred to as ClearTek(R)) and a second significant technology - resistive membrane (known as TouchTek/TM/). In both the capacitive and resistive membrane cases, the screens are configured to CRT monitors and flat panel displays. The Company believes its touchscreens are well suited for a wide variety of markets and applications where ease of use, speed, accuracy and durability are desirable.

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

  The Company has expanded its product line through both internal development and acquisitions. In 1994, the Company acquired ThruGlass/TM/ technology, which, for example, allows users to interact with computer systems inside a store by simply touching the shop window. In addition, the Company has extended its core technology to develop TouchPen/TM/, an input sensor that can detect and distinguish both hand and pen input. TouchPen products are available on flat panel or CRT displays and are being marketed for use in point-of-sale, signature capture, medical image manipulation and pen computing. In 1995, the Company acquired Factura Composites, Inc. a leading U.S. supplier of kiosk housings which are frequently used in conjunction with the Company's touchscreen products. Also during 1995, the Company acquired certain assets and technologies developed by Touch Technology, a business engaged in the development and marketing of touch sensitive screens primarily using resistive membrane technology.

  Over the past two years, the Company has developed a new product referred to as an electronic P.C. whiteboard. This new product, marketed under the trademark of ibid/TM/, allows the user to write or draw information on a whiteboard and then to electronically view and transfer the written information to a desktop or notebook P.C.

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

  Provide Flexible Product Offerings. The Company works closely with its customers to understand their businesses and product requirements. The Company offers its ClearTek and TouchTek touchscreens, and TouchPen sensors in a variety of standard and customized configurations to meet the diverse needs of the markets which it serves. The ThruGlass products can also be customized to meet the requirements of emerging end user applications. The Company's Factura kiosk products are offered in both standard off-the-shelf format, as well as in customized versions.

  Enhance and Expand Technology. The Company's core technology is its proprietary analog capacitive sensing technology. MicroTouch seeks to improve its products by enhancing this technology through the development of new glass coating techniques, custom ASICs, controllers, software algorithms and software drivers. The Company also seeks to develop new technologies through internal development, licensing or acquisitions. The Company has developed TouchPen, a touch and stylus sensitive device used for pen-based applications. The Company is also continuing to enhance ThruGlass, which allows touch to be sensed through up to two inches of glass. The Company also seeks to improve its resistive membrane technology through programs similar to its capacitive line. Finally, the whiteboard product was developed based on resistive technology obtained in the 1995 Touch Technology acquisition.

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

  Expand International Markets. The Company is increasing its international presence through the opening of foreign sales offices and manufacturing facilities. The Company currently has sales and manufacturing facilities in the United Kingdom and Australia and sales offices in France, Germany, Italy, Japan, Taiwan, Korea and Hong Kong. The Company's international sales increased from $23.7 million in 1995 to $36.2 million in 1996 and to $57.4 million in 1997.

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

  Fast Touch Speed. The Company's proprietary software algorithms enable the controller to detect quickly a touch on the screen. This capability can enable operators of products such as touch-based cash registers to input numbers as quickly as they could using buttons or keypads.

  High Resolution. The Company's touch screens have a resolution of 1,024 by 1,024 points. Because the controller averages the entire area of finger contact and reports a single point, even a finger is able to obtain pixel-level control of the cursor on a display. This resolution allows for the creation of detailed menus and greater flexibility in screen design.

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

  RESISTIVE MEMBRANE TECHNOLOGY. The Company's TouchTek "resistive membrane" technology has several attributes that are similar to those of its capacitive systems. TouchTek screens work by creating a uniform voltage field on a glass substrate. When a plastic top sheet is compressed into contact with the glass layer, current is drawn from each side of the glass layer in proportion to the distance from the edge. An electronic controller calculates the position of the finger based on the current flows. Most of the Company's resistive products fall into a category known as 5-wire resistive although the Company does offer 4-wire resistive products for certain specialty applications as customer requirements dictate.

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

  WHITEBOARD TECHNOLOGY. The Company's whiteboard product is a variation of the resistive membrane technology used in the TouchTek line. Two opaque conductive surfaces are suspended under tension with a small distance (less than .040") between them. When a user writes on the surface of the whiteboard, a contact is made between the conductive surfaces and an electrical charge is transferred. An electronic controller calculates the position based on the measured charge. Resistive sensor technology such as this is a common, low cost, and reliable means of creating a touchscreen for small format devices, such as Personal Digital Assistants (PDAs). The Company has developed a number of processes that allow this technology to be used on much larger formats, such as the whiteboard, with the same inherent advantages. The Company has also developed several processes for the manufacturing of writeable opaque conductive films in conjunction with the whiteboard product line. The Company has also developed a proprietary PC software application which facilitates efficient use of the whiteboard in both individual and group environments.

Products

The following table shows principal markets, applications and customers for the Company's products.

Markets, Applications & Customers


             Markets                        Applications                   Customers
             -------                        ------------                   ---------

Self-Service Kiosks                    Video Rental Preview              Music Stores
                                       Customer Service                  Department Stores
                                       Airline Ticketing                 Airlines
                                       Movie Theater Ticketing           Theaters

Point of Information Display           Exhibits, Trade Shows             Shopping Malls
                                       Tourist Information Centers       Real Estate Firms
                                       Museum Exhibit Guides             Museums
                                       Parts Look-up                     Airports
                                       Product Locators                  Discount Stores
                                                                         Grocery Stores

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


Gaming and Entertainment Systems       Casino Video Gaming Machines      Gaming Companies
                                       Video Lottery Terminals           Video Lottery Companies
                                       Video Bingo                       Bars and Taverns
                                       Bartop Entertainment Games        Fast Food Restaurants
                                       Children's Entertainment Kiosks   Casinos

Industrial and Medical Applications    Process Control                   Manufacturing Companies
                                       Machine Operation                 Hospitals
                                       Vision Systems                    Power Plants
                                       Medical Image Manipulation

Training and Business Systems          Video Banking                     Banks
                                       ATMs                              Stock Exchanges
                                       Computer-Based Training (CBT)     CBT Providers
                                       Financial Trading                 Large Corporations
                                       Executive Information Systems

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

  Controllers. Each sensor is sold with a proprietary MicroTouch controller. Controllers offered by the Company have serial, PC bus, ADB or TTL interfaces and will operate with any of the Company's touchscreens. Capacitive chipsets, which include a proprietary ASIC, are sold to larger volume OEMs for incorporation into the electronics of their systems.

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

  TouchPen

  TouchPen enables users to use a finger or stylus to enter handwritten data and control various computer functions by writing, sketching and pointing directly on the computer display. TouchPen consists of a chip set or controller, an optional stylus, a transparent glass sensor that fits over a flat LCD or CRT display, and software drivers. The Company is currently marketing this product for use in various pen-computing applications.

  ThruGlass

  In 1994, the Company acquired exclusive, worldwide rights to use its ThruGlass technology in the touchscreen field from Moonstone Designs, Ltd. ThruGlass allows customers to access computer-based information through plate glass as thick as two inches. When projected through storefront windows, for example, this technology allows retailers to extend their marketing reach beyond their existing floor space in order to reach the potential shopper on the sidewalk or in the mall. The ThruGlass product line includes touch-sensitive pads, in the form of standard keypads or PicturePads, touchpads with pictures attached, controllers and ThruGlass speakers, all of which can be purchased in various combinations depending on the end user application. The

Company introduced a new touchscreen format of ThruGlass in late 1996 and this product is marketed for use in rugged or hostile environment applications.

  Factura

  During 1995, MicroTouch acquired its Factura kiosk division from Factura Composites, Inc. ("Factura"). Factura is believed by the Company to be a leading supplier of these enclosures to the kiosk marketplace in the U.S and, to a lesser extent, in other international markets.

  Resistive

  Also during 1995, MicroTouch acquired the MicroTouch Resistive Products operation, which was based in Austin, Texas, until it was relocated to Methuen, Massachusetts, in 1996. The Company manufactures high volume resistive products in Massachusetts although it still provides custom, specialty resistive products from a small operation in Austin, Texas.

  Whiteboard

  In 1996, the Company established a new Business Products Division in order to develop, manufacture and market its ibid electronic P.C. whiteboard. This operation markets a line of whiteboards including both personal (2 foot by 3 foot) boards as well as larger (3 foot by 4 foot) conference room boards.


SALES AND MARKETING

  MicroTouch markets and sells its touch products primarily through VARs (value added resellers), OEMs (original equipment manufacturers) and systems integrators, and to high volume end-users. The Company employs a direct sales force for domestic sales and supports its marketing efforts with trade show attendance, telemarketing, advertising and public relations.

  As of December 31, 1997, the Company's domestic touchscreen sales force consisted of 34 persons. This sales force is organized into several geographic sales groups, each focusing on a separate set of regional customers, and is augmented by several vertical market specialists.

  The Company markets its touch products in Europe through its U.K. subsidiary, MicroTouch Systems, Ltd. MicroTouch Systems, Ltd. sells through various European distributors and sells direct in the U.K., Germany, France and Italy. This subsidiary also assembles touch monitors from touchscreen kits exported from the U.S. and monitors purchased in Europe. During 1995, the Company established sales offices in France and Germany and in 1996, in Italy. In Japan, the Company sells its products through MicroTouch Systems, KK, which arranges for touch monitors to be assembled by an outside contractor. In 1994 MicroTouch established a direct sales and manufacturing presence to serve the Australian and New Zealand touchscreen markets providing a base from which to continue sales of MicroTouch products primarily to the Australian gaming market. The Company opened a sales office in Taiwan in 1995 and in Korea and Hong Kong in 1997. The Company's total international sales accounted for approximately 31%, 38% and 45% of total sales in 1995, 1996 and 1997, respectively.

  The Company plans to continue to increase its sales presence, both domestically and overseas, in an effort to broaden its potential customer base and to intensify its efforts in its targeted markets. As part of this plan, the Company intends to increase its worldwide sales force and add additional distributors and agents overseas.

  The Company offers a 30-day money back guaranty on its touchscreen products to first-time buyers. This offer pertains only to the first unit purchased and is void if the unit is altered by the customer in any way. Additionally, the Company generally replaces products not meeting its specifications that are returned by any customer within 30 days of receipt. The Company provides reserves for estimated returns and believes that such reserves are adequate.
The amount of product returns was approximately $4.0 million, $4.1 million and $4.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. While the Company believes that its reserves for product returns are adequate, there can be no assurance that the Company will not experience increased product returns. Any such increase in product return claims could have a material adverse effect on the Company's results of operations.

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

RESEARCH AND DEVELOPMENT

  The Company's future success depends in large part upon the timely enhancement of existing products and the continued development of new products to address new market opportunities. Accordingly, the Company intends to continue to devote significant resources to increasing the performance of its existing products, developing new products from its existing technologies and developing new technologies. The Company has, in the past, augmented and may continue to augment its research and development efforts through the acquisition or licensing of new technologies. The Company's research and development efforts in the touch screen area are primarily focused on expanding the range of configurations offered, enhancing product features, expanding the capability of drivers to interact with different types of computer operating systems and refining existing products to increase manufacturing efficiency and reduce costs. The Company's development efforts are also directed toward improving the product features and enhancing the underlying technology of its resistive, ThruGlass and TouchPen products. There can be no assurance that the Company will successfully complete such development efforts or that these product developments will achieve market acceptance.

  As of December 31, 1997, 66 full-time employees of the Company were engaged in research and development activities. In addition, the Company frequently engages independent consultants to supplement its own research and development efforts and to gain access to expertise in specific technical areas.


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

   MicroTouch holds exclusive rights to the patents covering its core proprietary technology until the respective expiration dates of such patents, which currently range from 2000 to 2015. The Company also owns certain other patents and patent applications, relating primarily to improvements on and extensions of it's core technology, as well as certain software algorithms used with the Company's products. A patent covering a resistive touchscreen input device, which is not currently used in the Company's products, expired in January, 1998. Certain additional patents relating to the Company's core analog competitive technology will expire during the period from 2001 to 2005. Although the Company has developed considerable know-how and substantial experience in the field of analog capacitive technology which it believes will enable the Company to compete effectively in the future, the expirations of patents covering the Company's core proprietary technology may lead to developments by third parties of products that are competitive with those of the Company. The successful development and marketing by third parties of competitive products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company, through its Business Products Division, has made three applications for U.S. patents on various technology related to its ibid PC whiteboard product.

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

MANUFACTURING

  MicroTouch's touchscreen manufacturing operations consist primarily of the procurement of glass (coated and fabricated to its specifications) and the manufacture of touch sensors from that glass, the procurement and testing of electrical components specified or designed by MicroTouch, and the assembly, including optical bonding, of completely integrated touchscreen monitors. The majority of the manufacturing activities for both analog and resistive touchscreens are performed at the Company's principal facility in Methuen, Massachusetts. The Company also exports touchscreen kits to its foreign operations for final assembly onto monitors for distribution in Europe, Japan, the Pacific Rim and Australia. Factura's kiosk manufacturing operations consist primarily of the custom design and manufacture of kiosk enclosures according to customer specifications. The kiosk manufacturing activities are performed at the Factura facility in Rochester, New York. In addition, a small number of resistive products are still manufactured in Austin, Texas on a special project basis.

  Although the Company generally uses standard parts for its products, certain components, such as ASICs and the coated glass used in the production of touch sensors are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. The Company maintains an inventory of ASICs, coated glass and other components in order to limit the potential impact of such interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

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

  The Company faces competition from several established touch product vendors as well as a number of smaller companies. Some of these competitors utilize analog capacitive sensing and resistive membrane technologies similar to the Company's technologies. Two of the Company's principal touchscreen competitors, Elo Touch Systems, Inc., a subsidiary of Raychem Corporation, and Carroll Touch Technology, a subsidiary of AMP Incorporated, are operating divisions of larger, diversified industrial companies with greater financial, technical, manufacturing and marketing resources than the Company. Elo Touch Systems markets touchscreens based primarily on resistive and surface acoustic wave technology, and Carroll Touch Technology markets touchscreens based primarily on infrared and guided acoustic wave technology. In addition, several manufacturers, most notably IBM, have developed proprietary touch screen products in the past but are not currently marketing proprietary products. In the market for pen-based computers, the Company's TouchPen product competes with digitizers marketed by several companies and could compete with products that may be developed in the future by manufacturers that have more significant resources than the Company. While the Company believes that its Factura division is the largest U.S. supplier of kiosk enclosures for touchscreens, the kiosk market is quite fragmented and market share data is not readily available. Products similar to ThruGlass are marketed by at least one competitor to the Company, especially in the European market. At least two other companies market whiteboard products similar to those of the Company.

BACKLOG

  The Company maintains most standard products in inventory and manufactures other standard, modified standard and custom products pursuant to orders from customers. Backlog consists of orders for products which have a scheduled shipment date within twelve months of the order. Because a large percentage of the Company's orders require products to be shipped in the same quarter in which the order was received, and because orders in the backlog may be canceled and delivery schedules may be changed, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As of December 31, 1996 and 1997, the Company had a backlog of $21.0 million and $24.0 million, respectively.

EMPLOYEES

  As of December 31, 1997, the Company had 682 full-time employees, of which 435 were engaged in manufacturing, 120 were in sales, marketing and customer service and 66 were in research and development. The Company considers its relations with its employees to be good.


ITEM 2.    PROPERTIES
           ----------

  The Company leases approximately 96,000 square feet of office, engineering and manufacturing space located at 300 Griffin Park, Methuen, Massachusetts. The lease covering these properties expires in April 2003. In addition, the Company is leasing approximately 78,000 square feet in Rochester, New York, the lease for which expires in November, 2002. The Company also leases an aggregate of approximately 100,000 square feet of additional space at its other locations including those in the U.K., France, Germany, Italy, Japan, Australia and Taiwan.

  In June, 1997 the Company completed construction of and occupied a 60,000-square-foot facility on land which it owns adjacent to the Methuen, Massachusetts corporate headquarters. The facility houses the Business Products Division and provides additional touchscreen manufacturing and warehouse space.


ITEM 3.    LEGAL PROCEEDINGS
           -----------------

  The Company had been involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd. ("Nissha"), which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached non competition provisions and other terms of a distribution agreement between the Company and Nissha.

          In January 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay a portion ($595,000) of Nissha's fees and costs associated with the arbitration. The Company expensed these fees and costs awarded to Nissha as part of its second quarter 1997 financial results.

  During the period from mid 1995 to early 1997, the Company was involved in a case entitled Elo Touch Systems, Inc. v. The Graphics Technology Company, Inc., MicroTouch Systems, Inc. et al, which was in the United States District Court in Knoxville, Tennessee. The case arose from claims by Elo Touch Systems ("Elo") that The Graphics Technology Company, Inc. (the predecessor to the Company's Touch Technology business) manufactured and sold, and that the Company intended to manufacture and sell in the future, certain products which infringe certain patent rights held by Elo. This case was settled by a cross licensing agreement reached among the Parties during 1997.

The Company was a plaintiff in a pending case entitled MicroTouch Systems, Inc. and Peptek, Inc. v. Elo Touch Systems, Inc. which was in the United States District Court in Knoxville, Tennessee. The case arose from claims by the Company and Peptek, Inc. ("Peptek") that Elo manufactured and sold products that infringed certain patent rights held by Peptek and exclusively licensed to the Company. This case was settled by a cross licensing agreement reached among the Parties during 1997.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Company submitted no matters to a vote of its shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           ----------------------------------------------------
           SECURITY HOLDER MATTERS
           -----------------------

  The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "MTSI." The following table sets forth the range of high and low sales prices per share.

                      HIGH                        LOW
----------------------------------------------------------
1997
First Quarter         $28.75                     $18.50
Second Quarter        $26.00                     $17.13
Third Quarter         $34.88                     $22.75
Fourth Quarter        $31.00                     $13.00

1996
First Quarter         $17.00                     $11.38
Second Quarter        $22.25                     $14.00
Third Quarter         $19.25                     $12.88
Fourth Quarter        $29.75                     $16.63
----------------------------------------------------------


  The Company has never paid a cash dividend on its common stock and currently expects that future earnings will be retained for use in its business. As of January 26, 1998, the Company had 312 stockholders of record.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements. The Company's December 31, 1995 consolidated financial statements have been restated (see Note 10 of the consolidated financial statements, page F-15). The consolidated financial statements for each of the five years in the period ended December 31, 1997 have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this document.


                                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       1993       1994         1995          1996          1997
                                                    ----------  ---------  ------------    ---------    ----------
                                                                            AS RESTATED
                                                               (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales.......................................      $31,043     $58,855       $76,718      $95,045      $128,481
Cost of sales...................................       18,520      35,464        47,735       58,995        83,553
                                                      -------     -------       -------      -------      --------
     Gross profit...............................       12,523      23,391        28,983       36,050        44,928
Operating expenses:.............................
   Research and development.....................        2,061       3,411         5,027        7,225         7,985
   Sales and marketing..........................        4,787       8,240        11,607       13,568        18,765
   General and administrative...................        2,566       3,413         5,314        6,360         7,944
   Amortization of intangible assets and
      purchased technology......................          ---         104           381          460           477
   Write-off of purchased technology and
      related assets............................          ---         ---         1,985          ---           ---
   Purchased in-process research and
      development and related costs.............          ---         ---         3,000          ---           ---
                                                      -------     -------       -------      -------      --------
     Total operating expenses...................        9,414      15,168        27,314       27,613        35,171
                                                      -------     -------       -------      -------      --------
Operating income................................        3,109       8,223         1,669        8,437         9,757
Other income, net...............................          312         786         2,014        1,464           579
Arbitration costs...............................          ---         ---         1,019          954           595
                                                      -------     -------       -------      -------      --------
Income before provision for income taxes........        3,421       9,009         2,664        8,947         9,741
Provision for income taxes......................        1,230       3,336           980        3,250         3,330
                                                      -------     -------       -------      -------      --------
Net income......................................      $ 2,191     $ 5,673       $ 1,684      $ 5,697      $  6,411
                                                      =======     =======       =======      =======      ========
Earnings per share:
        Basic...................................        $0.33       $0.84         $0.21        $0.74         $0.81
        Diluted.................................        $0.32       $0.77         $0.20        $0.71         $0.77
Weighted average common shares outstanding
   and dilutive potential common
   shares outstanding
        Basic...................................        6,550       6,722         8,114        7,695         7,941
        Diluted.................................        6,948       7,321         8,607        8,066         8,349

                                                                            DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1993       1994         1995          1996          1997
                                                     ----------  --------   ------------    ---------    ----------
                                                                            AS RESTATED
                                                                           (in thousands)
BALANCE SHEET DATA:
Working capital..................................     $17,043     $63,245       $55,748       $58,372      $63,265
Total assets.....................................      24,218      77,647        76,353        85,048       94,837
Stockholders' equity.............................      18,665      67,856        63,851        69,170       78,948

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

The following table sets forth for the fiscal periods indicated, the percentage of total revenues represented by certain items in MicroTouch's statement of operations:

                                        PERCENTAGE OF TOTAL REVENUES
                                                                  YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1995            1996            1997
                                                          -----------  ----------------  ------------
                                                          As Restated
Total Revenues                                                 100.0%            100.0%        100.0%
Cost of Sales                                                   62.2%             62.1%         65.0%
   Gross Profit                                                 37.8%             37.9%         35.0%
Operating Expenses:
   Research and Development                                      6.6%              7.6%          6.2%
   Sales and Marketing                                          15.1%             14.2%         14.6%
   General and Administrative                                    6.9%              6.7%          6.2%
   Amortization of intangible assets and
     purchased technology                                         .5%               .5%           .4%
   Write-off of purchased technology and related assets          2.6%             ----          ----
   Purchased in-process research and development and             3.9%             ----          ----
      related costs
     Total Operating Expenses                                   35.6%             29.0%         27.4%
Operating Income                                                 2.2%              8.9%          7.6%
Other Income (net)                                               2.6%              1.5%           .5%
Arbitration costs                                                1.3%              1.0%           .5%
Income Before Provision for Income Taxes                         3.5%              9.4%          7.6%
Net Income                                                       2.2%              6.0%          5.0%

YEARS ENDED DECEMBER 31, 1997 AND 1996

Net Sales. Net sales in the fiscal year ended December 31, 1997 increased from the corresponding period of 1996 by $33.4 million, or 35.2%, to $128.5 million. The increase in net sales primarily reflects increased international sales volume as well as increased domestic touchscreen volume. Sales from international operations were $53.9 million and represented an increase of $22.5 million or 71.7% over the comparable period of 1996. This increase primarily reflects higher volume into the Japanese market due to the one-time Nagano Olympics project, as well as increased touchscreen volume in Europe.

Gross Profit.   Gross profit for the fiscal year ended December 31, 1997
increased over the fiscal year ended December 31, 1996 by $8.9 million or 24.6%, to $44.9 million. As a percentage of net sales, gross profit decreased from 37.9% in the fiscal year ended December 31, 1996 to 35.0% in the fiscal year ended December 31, 1997. The decrease in gross margin percent primarily reflects the impact of a $2.3 million (pretax) special fourth quarter non-recurring charge for the Company's whiteboard operation, as well as the effect of lower margin whiteboard sales throughout the year. The non-recurring charge consisted primarily of a $1.0 million write down of inventory and a $1.2 million write-off of capitalized software development costs.

Research and Development.   Research and development expenses for the fiscal
year ended December 31, 1997 increased over the corresponding period of 1996 by $0.8 million, or 10.5%, to $8.0 million. As a percentage of net sales, research and development expenses decreased from 7.6% in the fiscal year ended December 31, 1996 to 6.2% in the fiscal year ended December 31, 1997. The decrease as a percentage of net sales reflects the achievement of technological feasibility in 1996 of the Company's initial whiteboard development project. While there will be ongoing whiteboard engineering spending, the level is not expected to be as significant as it was in 1996. The Company expects that total research and development expenses, while remaining relatively constant as a percentage of net sales, will most likely increase in the future on an absolute spending basis primarily due to research on the Company's core touchscreen technology.

Sales and Marketing.   Sales and marketing expenses for the fiscal year ended
December 31, 1997 increased over the corresponding period of 1996 by $5.2 million, or 38.3%, to $18.8 million. As a percentage of net sales, sales and marketing expenses increased slightly from 14.2% for the fiscal year ended December 31, 1996 to 14.6% for the corresponding period of 1997, primarily as a result of spending to introduce the Ibid whiteboard product line. The increase in absolute spending in 1997 was also the result of sales costs associated with growth in the touchscreen business and marketing programs to reinforce the Company's worldwide leadership position in the touchscreen market.

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1997 increased from the corresponding period of 1996 by $1.6 million, or 24.9%, to $7.9 million. As a percentage of net sales, general and administrative expenses decreased from 6.7% for the fiscal year ended December 31, 1996 to 6.2% for the corresponding period of 1997, primarily as a result of the revenue increase and tight spending controls. The increase on an absolute spending basis primarily reflects the expansion of infrastructure to support both the domestic and international revenue growth.

Amortization of Intangible Assets.   For the fiscal year ended December 31,
1997, operating expenses included $477,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $460,000 for the corresponding period of 1996.

Operating Income.   Operating income for the fiscal year ended December 31, 1997 of $9.8 million represented an increase of $1.3 million, or 15.6%, over the fiscal year ended December 31, 1996. This increase is primarily due to the revenue increase discussed above, partially offset by the previously discussed special whiteboard restructuring charge of $2.3 million (pretax).

Other Income (net).   Other income in the fiscal year ended December 31, 1997
was $0.6 million as compared to $1.5 million for the corresponding period of 1996. Other income in the 1997 period included $1.4 million in interest income, net of interest expenses, as compared to $1.3 million of net interest income for the fiscal year ended December 31, 1996. Foreign exchange losses were $999,000 in the fiscal year ended December 31, 1997, primarily due to currency fluctuations in the Far East, as compared to a gain of $143,000 for the corresponding period of 1996.

Arbitration Costs.   During 1997, the Company expensed a final payment amounting to $595,000 in its international arbitration versus Nissha Printing Company Ltd. ("Nissha") as compared to $1.0 million in arbitration costs incurred in the corresponding period of 1996. (See Note 9 to Consolidated Financial Statements)

Provision for Income Taxes.   The Company's effective tax rate for the fiscal
years ended December 31, 1997 and 1996 was 34.2% and 36.3%, respectively.   The
effective tax rates differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

Geographic Segments.   Domestic pretax income for the fiscal year ended December
31, 1997 of $7.5 million decreased 20.0% over the comparable period of 1996 due primarily to the $2.3 million nonrecurring charge recorded in 1997 (discussed above) as well as the effect of lower gross margins. International pretax income of $2.2 million represented an increase of $2.7 million over the $462,000 loss for the corresponding period of 1996 on the strength of the previously discussed international sales increases.

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

Sales and Marketing.   Sales and marketing expenses for the fiscal year ended
December 31, 1996 increased over the corresponding period of 1995 by $2.0 million, or 16.9%, to $13.6 million. As a percentage of net sales, sales and marketing expenses decreased from 15.1% for the fiscal year ended December 31, 1995 to 14.2% for the corresponding period of 1996, primarily as a result of the increase in revenues and tight controls over spending. The increase in absolute spending in 1996 reflects the sales and marketing costs associated with the launch of a new Internet Kiosk product (Prospector) and a new electronic whiteboard product (ibid), the resistive membrane technology business acquired in 1995 and the expenses resulting from the opening of two new international sales offices in France and Germany in mid-1995.

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

Arbitration Costs.   During 1996, the Company incurred $1.0 million in
arbitration costs related to its international arbitration versus Nissha Printing Company Ltd. ("Nissha") as compared to $1.0 million incurred in the corresponding period of 1995. (See Note 9 to Consolidated Financial Statements)

Provision for Income Taxes.   The Company's effective tax rate for the fiscal
years ended December 31, 1996 and 1995 was 36.3% and 36.8%, respectively.   The
effective tax rates differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

Geographic Segments. Domestic pretax income for the fiscal year ended December 31, 1996 of $9.4 million increased 195.8% over the comparable period of 1995 due to the nonrecurring charges recorded in 1995 (discussed above) as well as domestic sales increases. Pretax loss from international operations of $462,000 represented an improvement of 10.6% over the corresponding period of 1995 on the strength of the previously discussed international sales increases, partially offset by the non recurring charges in the U.K. and the lower margins experienced at the Company's Japanese operations. (discussed above).

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

Amounts in 000's, except per share data

                                        As Reported         As Restated
                                            1995                1995
                                        ------------       --------------
Pretax income                                 $3,683               $2,664
Net income                                     2,327                1,684
Earnings per share
    Primary                                   $ 0.27               $ 0.20
    Fully diluted                             $ 0.27               $ 0.20


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had net working capital of $63.3 million, including approximately $34.8 million in cash and marketable securities. The Company reported a net cash flow from operating activities of $3.5 million for the fiscal year ended December 31, 1997. Additionally, the Company maintains a $3,000,000 bank line of credit. As of December 31, 1997, the Company had no borrowings under its bank line of credit.

The Company's capital expenditures were approximately $8.5 million in 1997.

In June, 1997 the Company completed construction of a 60,000 square foot facility on Company owned land adjacent to the Methuen, Massachusetts headquarters. The construction cost approximately $2.9 million.

In December, 1997 the Board of Directors of the Company authorized a repurchase
program of the Company's common stock, not to exceed $5 million.   In the fiscal
year ended December, 1997 the Company repurchased 23,000 shares at an aggregate
cost of $346,000 under this program.    Between January 1, 1998 and March 5,
1998 the Company has purchased an additional 198,000 shares at an aggregate cost of $3.0 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

Pending operational needs, the Company has invested its cash in investment grade, short term, interest-bearing securities. The Company believes that these investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements at least through 1999. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company continues to evaluate the estimated costs associated with this work as actual information becomes available. Based on available information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


1.  FINANCIAL STATEMENTS


                                                                        PAGE NO.

Report of Independent Public Accountants                                F - 1

Consolidated Balance Sheets as of
  December 31, 1996 and 1997                                            F - 2

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1997                     F - 3

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 1997                     F - 4

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1997                     F - 5

Notes to Consolidated Financial Statements                              F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MicroTouch Systems, Inc:

We have audited the accompanying consolidated balance sheets of MicroTouch Systems, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTouch Systems, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 12, 1998

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S, EXCEPT SHARE DATA)

                                                                                   December 31,
                                                                               1996            1997
                                                                            -----------     -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents (Note 1).............................              $ 9,818         $ 9,477
   Marketable securities (Note 1).................................               26,922          25,274
   Accounts receivable, net of allowances of $3,940 at December
    31, 1996 and $5,169 at December 31, 1997......................               15,976          17,348

   Inventories  (Note 1)..........................................               15,077          19,075
   Deferred income taxes (Note 4).................................                5,505           6,869
   Prepaid expenses and other current assets......................                  952           1,111
                                                                                -------         -------
      Total current assets........................................               74,250          79,154
Property and equipment, at cost (Note 1)
   Machinery and equipment........................................                7,954          11,343
   Furniture and fixtures.........................................                  894           1,421
   Leasehold improvements.........................................                1,255           2,979
   Land and buildings.............................................                1,859           4,770
                                                                                -------         -------
                                                                                 11,962          20,513
Less--Accumulated depreciation and amortization...................                4,765           7,205
                                                                                -------         -------
     Net property and equipment...................................                7,197          13,308
Other assets......................................................                3,601           2,375
                                                                                -------         -------
                                                                                $85,048         $94,837
                                                                                =======         =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................              $ 7,026         $ 5,849
  Accrued payroll and related costs...............................                2,658           3,087
  Accrued expenses................................................                6,194           6,953
                                                                                -------         -------
         Total current liabilities................................               15,878          15,889
Commitments and contingencies (Note 5 and 9)
Stockholders' equity  (Note 3)
    Preferred stock, $.01 par value per share--
        500,000 shares authorized, none issued and outstanding
         at December 31, 1996 and 1997............................                  ---             ---

  Common stock, $.01 par value per share--
        20,000,000 shares authorized at December 31, 1996 and
         1997; 8,220,623 issued at December 31, 1996 and 1997.....                   82              82

  Additional paid-in capital......................................               60,096          61,963
   Treasury stock at cost -- 536,140 and 220,049 shares at
         December 31, 1996 and 1997...............................               (7,963)         (3,333)
  Cumulative translation adjustment (Note 1)......................                 (533)         (1,091)
   Net unrealized gain on securities available for sale...........                  105              84
  Retained earnings...............................................               17,383          21,243
                                                                                -------         -------
          Total stockholders' equity..............................               69,170          78,948
                                                                                -------         -------
                                                                                $85,048         $94,837
                                                                                =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN 000S, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                         1995              1996              1997
                                                       --------          --------          --------
                                                    (AS RESTATED)

Net sales (Notes 1 and 6)......................         $76,718           $95,045          $128,481
Cost of sales..................................          47,735            58,995            83,553
                                                        -------           -------          --------
Gross profit...................................          28,983            36,050            44,928

Operating expenses:
Research and development.......................           5,027             7,225             7,985
Sales and marketing............................          11,607            13,568            18,765
General and administrative.....................           5,314             6,360             7,944
Amortization of intangible assets and
purchased technology...........................             381               460               477
Write-off of purchased technology and
related assets ................................           1,985              ----              ----
Purchased in-process research
and development and related costs..............           3,000              ----              ----
                                                        -------           -------          --------
Total operating expenses.......................          27,314            27,613            35,171
                                                        -------           -------          --------

Operating income...............................           1,669             8,437             9,757

Other income (expense):
Interest expense...............................            (132)             (173)              (30)
Interest income................................           2,051             1,485             1,400
Other income/(expense).........................              95               152              (791)
                                                        -------           -------          --------
                                                          2,014             1,464               579
Arbitration costs (Notes 9 and 10).............           1,019               954               595
                                                        -------           -------          --------
Income before provision for income
taxes..........................................           2,664             8,947             9,741

Provision for income taxes (Note 4)............             980             3,250             3,330
                                                        -------           -------          --------
Net income.....................................         $ 1,684           $ 5,697          $  6,411
                                                        =======           =======          ========

Earnings per share (Note 1):
Basic..........................................           $0.21             $0.74             $0.81
Diluted........................................           $0.20             $0.71             $0.77

Weighted average common shares outstanding and
dilutive potential common shares outstanding
(Note 1)
Basic..........................................           8,114             7,695             7,941
Diluted........................................           8,607             8,066             8,349



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31,1997
                     (AMOUNTS IN 000S, EXCEPT SHARE DATA)


                                                                                                 Net Unrealized
                                                                                                 Gain(Loss) On
                                                    Common Stock      Additional     Cumulative    Securities
                                                 -----------------      Paid-in     Translation     Available
                                                  Shares     Amount     Capital      Adjustment     for Sale
                                                 ---------   ------    --------      --------    --------------

Balance, December 31, 1994                       8,107,024      $81     $57,023       $  -306      $        -12
Exercise of stock options                           81,600        1         338
Employee stock purchase plan

Compensation expense related
  to common stock options                                                    27
Effect of exchange rate changes                                                          -342
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                                516
Unrealized gain on securities
  available for sale, net of tax                                                                            154
Shares issued in connection
 with Touch Technology acquisition                  31,999     ---        1,080
Purchase of treasury stock
Net income
                                                 ---------   ------    --------      --------    --------------
Balance, December 31, 1995                       8,220,623       82      58,984          -648               142
Exercise of stock options
Employee stock purchase plan
Compensation expense related
  to common stock options & other adj.                                       40
Effect of exchange rate changes                                                           115
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                              1,072
Unrealized loss on securities
  available for sale, net of tax                                                                            -37
Purchase of treasury stock
Net income
                                                 ---------   ------    --------      --------    --------------
Balance, December 31, 1996                       8,220,623       82      60,096          -533               105
Exercise of stock options
Employee stock purchase plan                                                 42
Compensation expense related
   to common stock options                                                   30
Effect of exchange rate changes                                                          -558
Tax benefit related to exercise of stock
  options and disqualified dispositions                                   1,795
Unrealized loss on securities
  available for sale, net of tax                                                                            -21
Purchase of treasury stock
Net income                                       ---------   ------    --------      --------    --------------
Balance, December 31, 1997                       8,220,623      $82     $61,963       $-1,091              $ 84
                                                 =========   ======    ========      ========    ==============
                                                                          Treasury Stock                   Total
                                                  Retained           ------------------------            Stockholders'
                                                  Earnings            Shares         Amount                Equity
                                              ---------------        -----------  ------------         ---------------
Balance, December 31, 1994                      $      11,132             -4,076   $       -62         $        67,856
Exercise of stock options                                                                                          339
Employee stock purchase plan                              -12             11,780           182                     170
Compensation expense related
  to common stock options                                                                                           27
Effect of exchange rate changes                                                                                   -342
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                                                                       516
Unrealized gain on securities
  available for sale, net of tax                                                                                   154
Shares issued in connection
 with Touch Technology acquisition                                                                               1,080
Purchase of treasury stock                                              -516,338        -7,633                  -7,633
Net income                                              1,684                                                    1,684
                                              ---------------        -----------  ------------         ---------------
Balance, December 31, 1995                             12,804           -508,634        -7,513                  63,851
Exercise of stock options                              -1,072            112,143         1,630                     558
Employee stock purchase plan                              -46             24,295           358                     312
Compensation expense related
  to common stock options & other adj.                                                                              40
Effect of exchange rate changes                                                                                    115
Tax benefit related to exercise
  of stock options and
  disqualifying dispositions                                                                                     1,072
Unrealized loss on securities
  available for sale, net of tax                                                                                   -37
Purchase of treasury stock                                              -163,944        -2,438                  -2,438
Net income                                              5,697                                                    5,697
                                              ---------------        -----------  ------------         ---------------
Balance, December 31, 1996                             17,383           -536,140        -7,963                  69,170
Exercise of stock options                              -2,551            310,979         4,560                   2,009
Employee stock purchase plan                                              28,112           416                     458
Compensation expense related
   to common stock options                                                                                          30
Effect of exchange rate changes                                                                                   -558
Tax benefit related to exercise of stock
  options and disqualified dispositions                                                                          1,795
Unrealized loss on securities
  available for sale, net of tax                                                                                   -21
Purchase of treasury stock                                               -23,000          -346                    -346
Net income                                              6,411                                                    6,411
Balance, December 31, 1997                    ---------------        -----------  ------------         ---------------
                                              $        21,243           -220,049  $     -3,333         $        78,948
                                              ===============        ===========  ============         ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000S)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                           1995              1996                1997
                                                                  ------------------  -----------------  -------------------
                                                                     (AS RESTATED)
Cash flows from operating activities:
     Net income                                                            $  1,684           $  5,697             $  6,411
     Adjustments to reconcile net income to net cash provided by operating activities--
        Depreciation and amortization                                         1,630              1,739                3,116
        Compensation expense related to common stock options                     27                 40                   30
          Write-off of purchased technology and related assets                1,985                ---                  ---
          Purchased research and development and related costs                3,000                ---                  ---
        (Increase) decrease in assets--
Accounts receivable                                                          (5,223)            (3,217)              (1,372)
Inventories                                                                   3,939             (3,542)              (3,998)
Prepaid expenses and other current assets                                      (924)               480                  (52)
Deferred income taxes                                                        (2,241)              (194)              (1,364)
Other assets                                                                 (1,549)            (1,138)                 750
        Increase (decrease) in liabilities--
Accounts payable                                                                576              1,000               (1,177)
Accrued expenses                                                                752              2,376                1,188
Accrued income taxes                                                           (123)               ---                  ---
                                                                           --------           --------             --------
             Net cash provided by operating activities                        3,533              3,241                3,532
Cash flows from investing activities:
     Purchase of property and equipment, net                                (3,478)            (3,063)              (8,551)
      Sale and maturity of marketable securities                             13,775             18,038               16,287
      Purchase of marketable securities                                     (42,300)           (13,723)             (14,967)
      Investments in and acquisitions of businesses, net of cash
         acquired                                                            (2,486)               ---                  ---
                                                                           --------           --------             --------
             Net cash provided by (used in) investing activities            (34,489)             1,252               (7,231)
Cash flows from financing activities:
     Exercise of stock options and sale of common stock, net                    520                870                2,467
      Purchase of treasury stock                                             (7,633)            (2,438)                (346)
      Tax benefit from exercise of stock options
        and disqualifying dispositions                                          516              1,072                1,795
                                                                           --------           --------             --------
             Net cash provided by (used in) financing activities             (6,597)              (496)               3,916
Effect of exchange rates on cash                                               (354)               115                 (558)
                                                                           --------           --------             --------
Net increase (decrease) in cash and cash equivalents                        (37,907)             4,112                 (341)
Cash and cash equivalents, beginning of period                               43,613              5,706                9,818
                                                                           --------           --------             --------
Cash and cash equivalents, end of period                                   $  5,706           $  9,818             $  9,477
                                                                           ========           ========             ========
Supplemental disclosures of cash flow information:
     Interest paid                                                         $     72           $     84             $     30
                                                                           ========           ========             ========
     Income taxes paid                                                     $  3,390           $  2,404             $  3,369
                                                                           ========           ========             ========

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

     c)  Earnings per Share

     Basic earnings per share data are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted averge number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method.

     Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                             1995              1996               1997
                                        --------------    ---------------   ----------------
BASIC EARNINGS PER SHARE

Net Income:                                 $1,684,000         $5,697,000         $6,411,000

Weighted Average Common Shares
Outstanding:                                 8,114,000          7,695,000          7,941,000
                                            ----------         ----------         ----------

Basic Earnings Per Share                    $     0.21         $     0.74         $     0.81
                                            ----------         ----------         ----------

DILUTED EARNINGS PER SHARE

Net Income:                                 $1,684,000         $5,697,000         $6,411,000
                                            ----------         ----------         ----------

Weighted Average Common Shares
Outstanding:                                 8,114,000          7,695,000          7,941,000

Weighted Average Number of
Dilutive Potential Common Shares:              493,000            371,000            408,000
                                            ----------         ----------         ----------

Weighted Average Number of Shares
Outstanding as Adjusted:                     8,607,000          8,066,000          8,349,000
                                            ----------         ----------         ----------

Diluted Earnings Per Share:                 $     0.20         $     0.71         $     0.77
                                            ----------         ----------         ----------

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     d)  Cash and Cash Equivalents

     The Company held no liquid investments with original maturities of less than 90 days at December 31, 1996 or December 31, 1997. Cash equivalents are stated at cost, which approximates market value.

     e)  Marketable Securities

     Marketable securities consist of investment-grade, federal tax-exempt municipal bonds. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1997 are as follows:

                                                                                   GROSS UNREALIZED             GROSS UNREALIZED
                                 MARKET VALUE             COST BASIS                    GAINS                        LOSSES
                            --------------------     -------------------     ---------------------------     -----------------------

Tax Exempt Securities            $25,274,000              $25,143,000                  $141,000                      $10,000


     Securities available for sale in the accompanying balance sheet at December 31, 1997 include $7,341,000 with contractual maturities of one year or less and $17,933,000 with contractual maturities of one through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call options that enable the issuer to redeem these securities at an earlier date.

     f)  Inventories

     Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                December 31,
                                      -------------------------------
                                             1996                1997
                                      -----------         -----------
     Raw materials..................  $ 4,901,000         $ 9,826,000
     Work-in-process................    3,596,000           3,061,000
     Finished goods.................    6,580,000           6,188,000
                                      -----------         -----------
                                      $15,077,000         $19,075,000
                                      ===========         ===========

     g)  Property and Equipment

     The Company provides for depreciation and amortization, using the straight-line method, through charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives. The estimated useful life for property and equipment is 3 to 5 years except for their building, which is 25 years.

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     i)  Foreign Currency Translation

     The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income and amounted to gains of approximately $3,000 and $143,000 for the years ended December 31, 1995 and 1996, respectively and a loss of approximately $999,000 for the year ended December 31, 1997.

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

     k)  Disclosure About Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Company as of December 31, 1997 consist primarily of cash equivalents and marketable securities, short-term trade receivables and payables, for which the carrying amounts approximate fair values.

     l)  Capitalized Software Development Costs

     Software development costs for new software and for enhancements to existing software are expensed as incurred prior to the establishment of technological feasibility and subsequent to general release of the product. Otherwise software development costs have been capitalized and will be amortized over the estimated life of the product. As of December 31, 1996 and 1997 the Company had approximately $800,000 and $30,000 of capitalized software included in Other Assets in the accompanying balance sheets. In December, 1997 the Company wrote off $1.2 million of development costs associated with its whiteboard operation as part of a non-recurring charge for this business.

     m)  Other Assets

     The Company periodically assesses the realizability of its long-lived assets in accordance with SFAS No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred.

     n)  Recent Accounting Pronouncements

     Effective January 1, 1998 the Company will adopt the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The Company will adopt the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective with the financial statements for the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements but anticipates that touch input devices will be the sole reportable segment in its future financial statements. The adoption of SFAS No. 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2)  LINE OF CREDIT

     The Company has a demand bank line of credit in the amount of $3,000,000 under which the Company may borrow on an unsecured basis at the bank's prime rate and on a secured basis at a negotiated rate. There were no amounts outstanding under this line at December 31, 1996 or 1997.

3)  Stockholders' Equity

     a)  Equity Incentive Plans

     On April 17, 1992, the stockholders of the Company approved, effective January 1, 1992, the 1992 Equity Incentive Plan (the 1992 Plan) which replaced the Company's 1983 Incentive Stock Option Plan (the 1983 Plan). On June 25, 1997, the 1992 Plan was amended by the stockholders of the Company.

     The 1992 Plan, as amended, authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights (SARs), performance shares or restricted stock (the Awards) for the purchase of an aggregate of 2,375,000 shares of common stock, including shares that are issuable pursuant to outstanding stock options under the 1983 Plan. The Board of Directors has appointed the Compensation Committee (the Committee) to administer the 1992 Plan. Awards under the 1992 Plan are granted at the discretion of the Committee, which shall determine the eligible persons to whom, and the times at which, Awards shall be granted, the type of Award to be granted and all other related terms, conditions and provisions of each Award granted. In the case of incentive stock options, the exercise price will not be less than the fair market value of the common stock on the date of Award. In the case of non-qualified stock options, the exercise price will not be less than 50% of the fair market value of the common stock on the date of the Award.

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


3)  STOCKHOLDERS' EQUITY - (CONTINUED)

     In 1993, options to purchase 200,000 shares were granted to the Company's Chairman of the Board of Directors under a 10 year performance incentive agreement pursuant to the 1992 Plan. These options became exercisable in various installments based on the achievement of certain financial milestones over the last five years. As of December 31, 1997, 160,000 shares have been exercised and the remaining 40,000 shares were exercisable under this grant.

     Options to purchase 1,095,985 shares of common stock are outstanding under the 1992 Plan at December 31, 1997 and generally vest at a rate of 25% per year for four years. At December 31, 1997, no SARs, performance shares or other restricted stock have been awarded under the 1992 Plan. As of December 31, 1997, 417,636 shares of common stock are available for future awards under the 1992 Plan.

     Effective February 8, 1994, the Board of Directors adopted the 1994 Director Stock Option Plan (the 1994 Plan). This 1994 Plan was approved by the stockholders of the Company at the annual stockholders' meeting held on June 16, 1995. The 1994 Plan authorizes the grant of non qualified stock options to all directors of the Company who are not employees of the Company or any of its subsidiaries. An aggregate of 200,000 shares of common stock have been authorized for issuance under the 1994 Plan. The Board of Directors administers the 1994 Plan. Under the terms of the 1994 Plan, as amended, each non-employee director, upon initial election to the Board of Directors, shall receive options to purchase 10,000 shares of common stock. In lieu of grants upon election, current directors received initial grants upon the effective date of the adoption of the 1994 Plan. Immediately following the annual meeting of the stockholders each year, each non-employee director of the Company continuing in office shall automatically be granted options to purchase 5,000 shares of common stock. Options are granted at an exercise price equal to the fair market value of the underlying common stock and generally vest over two years.

     Options to purchase 72,500 shares of common stock are outstanding under the 1994 Plan at December 31, 1997. As of December 31, 1997, 107,500 shares of common stock are available for future grants under the 1994 Plan.

     The Company has also granted other non-qualified stock options to purchase shares of common stock, of which options to purchase 15,000 shares of common stock are outstanding at December 31, 1997.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3)  STOCKHOLDERS' EQUITY - (CONTINUED)

The following is a summary of the stock option activity for the years ended December 31, 1995, 1996 and 1997.

                                                NUMBER OF           EXERCISE PRICE
                                                 SHARES               PER SHARE
                                                ---------      -----------------------
Outstanding at December 31, 1994...........     864,868       $  .30     -      $45.00
    Granted................................     230,050        12.13     -       36.88
    Terminated.............................     (99,450)        5.00     -       45.00
    Exercised..............................     (81,600)         .30     -       11.88
                                              ---------
Outstanding at December 31, 1995...........     913,868         1.50     -       36.88
     Granted...............................     489,400        13.00     -       24.00
     Terminated............................    (121,925)        6.00     -       21.00
     Exercised.............................    (112,143)        1.50     -       16.89
                                              ---------
Outstanding at December 31, 1996...........   1,169,200         1.75     -       36.88
     Granted...............................     385,307        15.75     -       31.50
     Terminated............................     (60,043)        6.19     -       26.00
     Exercised.............................    (310,979)        1.75     -       17.81
                                              ---------
Outstanding at December 31, 1997...........   1,183,485         1.75     -       31.50
                                              =========
Exercisable at December 31,1997............     308,333       $ 1.75     -      $28.13
                                              =========

     239,750 of the 1,183,485 options outstanding at December 31, 1997 have an exercise price of between $1.75 and $7.06, with a weighted average exercise price of $4.93 and a remaining contractual life of 5 years. Of these options, 155,650 are exercisable. 363,050 options have exercise prices between $7.63 and $15.00 with a weighted average exercise price of $14.31 and a weighted average remaining contractual life of 8 years. 90,964 of these options are exercisable. 407,435 options have exercise prices between $15.13 and $19.75 with a weighted average exercise price of $18.47 and a weighted average remaining contractual life of 9 years. Of these options, 45,469 are exercisable. 165,750 options have exercise prices between $20.56 and $28.13 with a weighted average exercise price of $23.53 and a remaining contractual life of 9 years. 16,250 of these options are exercisable. The remaining 7,500 options have an exercise price of $31.50 and a remaining contractual life of 10 years. None of these options are exercisable.

     Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net income, basic and diluted earnings per share would have been $3.9 million, $.49 and $.47, respectively for the fiscal year ended December 31, 1997, $4.4 million, $.57 and $.55, respectively for the fiscal year ended December 31, 1996 and $1.2 million, $.15 and $.14 respectively for the fiscal year ended December 31, 1995. Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Sholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1997 are as follows: risk free interest rate of 6.3%, expected dividend yield of zero, expected option life of 5 years and expected volatility of 69%. The weighted average assumptions used for 1995 and 1996 are as follows: risk free interest rate of 6.2%, expected dividend yield of zero and expected option life of 6 years and expected volatility of 65%. The weighted average fair values of all options granted in 1995, 1996 and 1997 were $8.18, $9.56 and $9.79, respectively.

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

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                               YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------
                                      1995               1996               1997
                                   ----------         ----------         ----------
Domestic.....................      $3,181,000         $9,409,000         $7,531,000
Foreign......................        (517,000)          (462,000)         2,210,000
                                   ----------         ----------         ----------
     Total...................      $2,664,000         $8,947,000         $9,741,000
                                   ==========         ==========         ==========

The provision for federal and state income taxes consists of the following:

                              1995                                1996                                1997
              ---------------------------------    -------------------------------    ----------------------------------
                FEDERAL       STATE     FOREIGN      FEDERAL      STATE    FOREIGN      FEDERAL       STATE      FOREIGN
              ------------  ----------  -------    -----------  ---------  -------    ------------  ----------  --------
Current       $ 2,285,000   $ 567,000       ---    $2,711,000   $733,000     $ ---    $ 2,903,000   $ 862,000   $929,000
Prepaid        (1,484,000)   (388,000)      ---      (163,000)   (31,000)      ---     (1,052,000)   (312,000)       ---
              -----------   ---------   -------    ----------   --------     -----    -----------   ---------   --------
              $   801,000   $ 179,000     $ ---    $2,548,000   $702,000     $ ---    $ 1,851,000   $ 550,000   $929,000
              ===========   =========   =======    ==========   ========     =====    ===========   =========   ========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED)

4)  Income Taxes - (Continued)

     Significant items making up net deferred tax assets as of December 31, 1996 and 1997 are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                ---------------------------
                                                   1996              1997
                                                ----------        ----------
Reserves for inventories                        $1,175,000        $1,174,000
Reserves for accounts receivable                 1,016,000         1,567,000
Reserves for warranty                              587,000           837,000
Intangibles                                      1,517,000         1,927,000
Other reserves and accruals                      1,210,000         1,364,000
                                                ----------        ----------
     Net deferred tax assets                    $5,505,000        $6,869,000
                                                ==========        ==========

     The amount computed by applying the federal statutory income tax rate of 34% to income before provision for income taxes differs from the Company's provision for income taxes due to the following:



                                                                 YEARS ENDED DECEMBER 31,

                                                       -----------------------------------------------
                                                          1995               1996               1997
                                                       ---------         ----------         ----------
Provision at federal statutory rate............        $ 906,000         $3,042,000         $3,312,000
State taxes, net of federal benefit............          225,000            504,000            479,000
Foreign operating losses not benefited.........          176,000            410,000            135,000
Foreign operating losses benefited.............              ---            (85,000)               ---
Tax-exempt interest benefit....................         (659,000)          (493,000)          (392,000)
Foreign sales corporation benefit..............         (223,000)          (294,000)          (551,000)
Other tax reserves provided....................          590,000             88,000            315,000
Other, net.....................................          (35,000)            78,000             32,000
                                                       ---------         ----------         ----------
                                                       $ 980,000         $3,250,000         $3,330,000
                                                       =========         ==========         ==========

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

     b)  Lease - Facility

     During 1993, the Company entered into a lease agreement expiring in April 2003 under which the Company leases its main operating facility in Methuen, Massachusetts. In addition to the lease payments, the Company is also responsible for its share of real estate taxes and operating expenses, as defined. The Company also leases space in Rochester, New York under a lease expiring in November, 2002. The Company also leases space at its operations in the United Kingdom, France, Germany, Italy, Australia, Japan and Taiwan . Total rent expense under all leases for the years ended December 31, 1995, 1996 and 1997 was approximately $1,200,000, $1,368,000 and $1,889,000, respectively.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

5)  COMMITMENTS - (CONTINUED)

  Future minimum lease payments for all noncancelable leases are as follows:



Fiscal Year Ending                               Amount
------------------                              --------
     1998.............................          1,818,000
     1999.............................          1,813,000
     2000.............................          1,468,000
     2001.............................          1,477,000
     2002.............................          1,410,000
     2003 and thereafter..............          2,327,000
                                              -----------
     Total............................        $10,313,000
                                              ===========

     c)  Post-retirement Benefits

The Company does not offer any post-retirement or post-employment benefits to its employees.

6)  GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates in one industry segment consisting of the development, manufacture and sale of touch sensitive input systems. Geographic area information for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                       Domestic         International        Consolidated
                                                                     -----------         -----------          ------------
YEAR ENDED DECEMBER 31, 1995
  Net sales................................................          $53,699,000         $23,019,000          $ 76,718,000
  Income (loss) before provision for income taxes..........          $ 3,181,000         $  (517,000)         $  2,664,000
  Identifiable assets......................................          $63,754,000         $12,599,000          $ 76,353,000
YEAR ENDED DECEMBER 31, 1996
  Net sales................................................          $63,634,000         $31,411,000          $ 95,045,000
  Income (loss) before provision for income taxes..........          $ 9,409,000         $  (462,000)         $  8,947,000
  Identifiable assets......................................          $66,933,000         $18,115,000          $ 85,048,000
YEAR ENDED DECEMBER 31, 1997
  Net sales................................................          $74,555,000         $53,926,000          $128,481,000
  Income before provision for income taxes.................          $ 7,531,000         $ 2,210,000          $  9,741,000
  Identifiable assets......................................          $71,649,000         $23,188,000          $ 94,837,000


     Intercompany transfers to the Company's foreign subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors. Sales to unaffiliated customers outside the United States, including U.S. export sales, were approximately $23,748,000 in 1995, which represented 31% of net sales, $36,198,000 in 1996, which represented 38% of net sales and $57,409,000 in 1997, which represented 45% of net sales.

     No single customer represented more than 10% of total sales during the years ended December 31, 1996 or 1997.

7)  RETIREMENT SAVINGS PLAN

     The Company has a 401(k) employee savings plan established in 1993 covering substantially all employees. Matching company contributions are at the discretion of the Board of Directors. Effective in 1996, the Board authorized matching contributions up to $600 of participants' contributions. Company contributions and other expenses of the Plan amounted to $33,000 in 1995, $89,000 in 1996 and $156,000 in 1997.

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

     In connection with the acquisition of Touch Technology, the Company issued approximately 32,000 shares of common stock and, in July 1995, made a cash payment of approximately $2,100,000. This acquisition was accounted for as a purchase with the assets and results of operations incorporated into the Company's financial statements as of the date of acquisition. It is the intention of the Company to further develop and improve these resistive membrane technologies and to continue to manufacture and sell the related products to end users.

     As a result of the Touch Technology acquisition, the Company recorded a non-recurring pre-tax charge of $3,000,000 for purchased research and development in process. Projects pursuant to this research and development had not yet reached technological feasibility and the technology had no alternative future use. The Company also completed a review of existing technology investments to ensure proper valuation in the financial statements in relation to the acquisition of resistive technologies. As a result of this review, the Company recorded an additional nonrecurring pretax charge of $1,985,000 primarily related to the write-off of TouchMate technology acquired from Visage, Inc. in June, 1994 and the write-down of related inventory to net realizable value.

9)  LEGAL PROCEEDINGS

     The Company had been involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached noncompetition provisions and other terms of a distribution agreement between the Company and Nissha.

     In January 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay a portion of Nissha's fees and costs related to the arbitration, in the amount of $595,000. The Company expensed these fees and costs awarded to Nissha as a part of its second quarter 1997 financial results. This payment completes the Company's involvement in the matter.

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

10) RESTATEMENT OF DECEMBER 31, 1995 FINANCIAL STATEMENTS In December 1996, the Company restated their 1995 financials to reflect the arbitration costs related to its case with Nissha. These costs were changed from a deduction in stockholders' equity reflecting a treasury stock treatment to a charge against current earnings. The following table summarizes the effect on net income and related per share amounts in 1995.

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


                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA

              (Unaudited - in thousands, except per share amounts)



                                                       1996
                            ----------------------------------------------------------
                              FIRST          SECOND           THIRD            FOURTH
                             QUARTER        QUARTER          QUARTER           QUARTER
                            ---------      ---------        ---------        ---------
Net Sales                     $21,055       $22,891           $24,077          $27,022
Gross Profit                  $ 7,926       $ 8,623           $ 9,180          $10,321
Net Income                    $ 1,168       $ 1,073           $ 1,522          $ 1,934
Earnings per Share
  Diluted                     $  0.14       $  0.13           $  0.19          $  0.24

                                                          1997
                               -------------------------------------------------------
                                 FIRST          SECOND           THIRD         FOURTH
                                QUARTER        QUARTER          QUARTER        QUARTER
                               ---------      ---------        ---------     ---------
Net Sales                        $30,076       $32,275          $32,829        $33,301
Gross Profit                     $11,348       $11,987          $12,080        $ 9,513  (a)
Net Income                       $ 2,057       $ 1,967          $ 2,370        $    17  (a)
Earnings per Share
  Diluted                        $  0.25       $  0.24          $  0.28        $  ----  (a)



(a) Reflects non-recurring charge of $2.3 million related to the electronic whiteboard operation. This charge consisted primarily of a $1.0 million writedown of inventory and a $1.2 million write-off of capitalized software development costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Nomination and Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1998, are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1998, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Officers, Directors and Principal Stockholders" contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

         The following documents are filed as a part of this Report:

  (a)(1) Index to Consolidated Financial Statements
         ------------------------------------------

         The following consolidated financial statements of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

                                                                   Page in Form 10K
                                                                   ----------------

Report of Independent Public Accountants                                 F - 1

Consolidated Balance Sheets as of December 31, 1996 and 1997             F - 2

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 1997                                    F - 3

Consolidated Statements of Stockholders' Equity for each of the
three years in the period ended December 31, 1997                        F - 4

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 1997                                    F - 5

Notes to Consolidated Financial Statements                               F - 6


  (a)(2) Index to Consolidated Financial Statement Schedules
         ---------------------------------------------------

         The following consolidated financial statement schedules of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

     Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1997

     Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  (b) The Company filed no current reports on Form 8-K during the quarter ended December 31, 1997.

  (c)   Exhibits
        --------
  3.1   Restated Articles of Organization, as amended to date. (5)
  3.2   Amended and Restated By-laws. (1)
  4.1   Shareholder Rights Agreement (5)
  10.1  1992 Equity Incentive Plan. (1) (4)
  10.4 Registration Agreement between the Company and the purchasers of the Company's Series D, Series F and Series G Preferred Stock dated November 20, 1984, as amended on November 21, 1985 and September 12, 1986. (1)

  10.5 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988. (1)
  10.6 Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated January 10, 1989. (1)
  10.7 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992. (2)
  10.8  Letter Agreement with State Street Bank & Trust Co. dated
        August 29, 1994. (3)
  10.9  Money Market Note dated August 29, 1994. (3)
  10.10 Purchase Agreement between the Company and Griffin Brook Two Associates Joint Venture dated August 2, 1995. (5)
  10.11 1994 Directors Stock Option Plan. (4) (5)
  10.12 1995 Employee Stock Purchase Plan. (4) (5)
  21    Subsidiaries of the Registrant.
  23    Consent of Independent Public Accountants.Filed herewith.
  24    Power of Attorney (included on signature page).
  27    Financial Data Schedule.  Filed herewith.


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

                                 EXHIBIT INDEX


  3.1   Restated Articles of Organization, as amended to date. (5)
  3.2   Amended and Restated By-laws. (1)
  4.1   Shareholder Rights Agreement (5)
  10.1  1992 Equity Incentive Plan. (1) (4)
  10.4 Registration Agreement between the Company and the purchasers of the Company's Series D, Series F and Series G Preferred Stock dated November 20, 1984, as amended on November 21, 1985 and September 12, 1986. (1)
  10.5 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988. (1)
  10.6 Distribution Agreement between the Company and Nissha Printing Co., Ltd. dated January 10, 1989. (1)
  10.7 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992. (2)
  10.8  Letter Agreement with State Street Bank & Trust Co. dated
        August 29, 1994. (3)
  10.9  Money Market Note dated August 29, 1994. (3)
  10.10 Purchase Agreement between the Company and Griffin Brook Two Associates Joint Venture dated August 2, 1995. (5)
  10.11 1994 Directors Stock Option Plan. (4) (5)
  10.12 1995 Employee Stock Purchase Plan. (4) (5)
  21    Subsidiaries of the Registrant.
  23    Consent of Independent Public Accountants.Filed herewith.
  24    Power of Attorney (included on signature page).
  27    Financial Data Schedule.  Filed herewith.


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

                                             MICROTOUCH SYSTEMS, INC.


                                             BY /s/ D. Westervelt Davis
                                             --------------------------
                                             D. Westervelt Davis
                                             President, Chief Executive Officer
                                             and Director
                                             March 11, 1998

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

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ James D. Logan
------------------
James D. Logan             Chairman of the Board of Directors     March 11, 1998


/s/ D. Westervelt Davis
-----------------------
D. Westervelt Davis        President, Chief Executive Officer     March 11, 1998
                           and Director

/s/ Geoffrey P. Clear
---------------------
Geoffrey P. Clear          Vice President, Finance and            March 11, 1998
                           Administration, Chief Financial
                           Officer and Treasurer

/s/ Ronald D. Fisher
--------------------
Ronald D. Fisher           Director                               March 11, 1998


/s/ Edward J. Stewart III
-------------------------
Edward J. Stewart III      Director                               March 11, 1998


/s/ Frank Manning
-----------------
Frank Manning              Director                               March 11, 1998

                                                                   SCHEDULE II


                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE THREE YEARS ENDED
                       DECEMBER 31, 1995, 1996  AND 1997
                            (AMOUNTS IN THOUSANDS)




                                               Balance at     Charged to                                  Balance at
                                               Beginning       Cost &     Charged to       Returns/        End of
                                               of Period      Expense        Sales        Write-offs       Period
                                               ---------     ---------    ---------       ---------       ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
SALES RETURNS

Year Ended December 31, 1995                   $2,638        $  289        $3,725        $(3,983)        $2,669
Year Ended December 31, 1996                   $2,669        $  255        $5,219        $(4,203)        $3,940
Year Ended December 31, 1997                   $3,940        $  127        $1,249        $  (147) (a)    $5,169


(a) Effective January 1, 1997 the Company changed its accounting procedures to allow the value of product returns to be offset as a credit directly to sales, rather than charged against the sales return allowance as had been previously done. The actual value of product returns in 1997 was $4.5 million.