Form 10-Q
period 1998-03-31
MICROTOUCH SYSTEMS INC
filed 1998-05-14
CIK 803395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________


                        Commission File Number 0-20215

                            MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)


Massachusetts                               04-2802971
-------------                               ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


300 Griffin Park, Methuen, MA               01844
-----------------------------               -----
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number:               978-659-9000
------------------------------               ------------


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

As of April 30, 1998 there were outstanding: 7,826,296 shares of common stock of the Registrant.

Total number of pages:  12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                               PAGE NO.

PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements
            Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997                                 3


            Consolidated Statements of Operations - Three
            Months Ended March 31, 1998 and 1997                  4


            Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1998                     5

            Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 1998 and 1997                  6


            Notes to Consolidated Financial Statements            7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11


            SIGNATURES                                           12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                     March 31,       December 31,
                                                                       1998              1997
                                                                     --------         --------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................   $  5,900         $  9,477
   Marketable securities..........................................     25,808           25,274
   Accounts receivable, net of allowances of $5,291 at March 31,
    1998 and $5,169 at December 31, 1997..........................     21,178           17,348
   Inventories....................................................     18,486            9,075
   Deferred income taxes..........................................      5,777            6,869
   Prepaid expenses and other current assets......................      1,076            1,111
                                                                     --------         --------
      Total current assets........................................     78,225            9,154
Property and equipment, net.......................................     14,194            3,308
Other assets......................................................      2,798            2,375
                                                                     --------         --------
                                                                     $ 95,217         $ 94,837
                                                                     ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................    $  6,294         $  5,849
  Accrued expenses................................................      9,876           10,040
                                                                     --------         --------
         Total current liabilities................................     16,170           15,889
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value per share--
        500,000 shares authorized, none issued and outstanding
        at March 31, 1998 and December 31, 1997...................       --               --
  Common stock, $.01 par value per share--authorized -
       20,000,000 at March 31, 1998 and December 31, 1997;
        8,220,623 issued at March 31, 1998 and December 31,
        1997......................................................         82               82
  Additional paid-in capital......................................     62,139           61,963
  Treasury stock at cost   414,549 and 220,049 shares at March
    31, 1998 and  December 31, 1997...............................     (6,271)          (3,333)

  Other comprehensive income (loss)...............................       (416)          (1,007)
  Retained earnings...............................................     23,513           21,243
                                                                     --------         --------
          Total stockholders' equity..............................     79,047           78,948
                                                                     --------         --------
                                                                     $ 95,217         $ 94,837
                                                                     ========         ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ---------------------------------
                                                                        1998                1997
                                                                   ------------        -------------
Net sales..................................................        $     35,727        $      30,076
Cost of sales..............................................              22,834               18,728
                                                                   ------------        -------------
  Gross profit.............................................              12,893               11,348

Operating expenses:
  Research and development.................................               2,314                1,827
  Sales and marketing......................................               5,142                4,690
  General and administrative...............................               2,273                1,876
  Amortization of intangible assets........................                 134                  119
                                                                   ------------        -------------
     Total operating expenses..............................               9,863                8,512
                                                                   ------------        -------------

  Operating income.........................................               3,030                2,836

Other income...............................................                 308                  378
                                                                   ------------        -------------

Income before provision for income taxes...................               3,338                3,214

Provision for income taxes.................................               1,068                1,157
                                                                   ------------        -------------

Net income.................................................        $      2,270        $       2,057
                                                                   ============        =============
Earnings per share:
  Basic....................................................        $       0.29        $        0.26
  Diluted..................................................        $       0.28        $        0.25

Weighted average common shares and dilutive potential
 common shares outstanding:
  Basic....................................................               7,866                7,815
  Diluted..................................................               8,132                8,250


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS  ENDED MARCH 31,1998
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  Common Stock        Additional     Other
                                             -----------------------  Paid-in     Comprehensive   Retained
                                               Shares       Amount    Capital     Income (Loss)   Earnings
                                             ---------    ----------  -----------  -------------  ---------
Balance December 31, 1997                    8,220,623    $      82    $   61,963    $   (1,007)   $ 21,243
Exercise of stock options
Compensation expense related
  to common stock options                                                     176
Effect of exchange rate changes                                                             597
Unrealized loss on securities
  available for sale, net of tax                                                             (6)
Purchase of treasury stock
Net income                                                                                            2,270
                                             ---------    ---------    ----------    -----------  ---------
Balance March 31, 1998                       8,220,623    $      82    $   62,139    $     (416)  $  23,513
                                             =========    =========    ==========    ===========  =========

                                              Treasury Stock           Total
                                          ---------------------     Stockholders
                                           Shares       Amount         Equity
                                          --------   -----------   -------------
Balance December 31, 1997                 (220,049)     $(3,333)         $78,948
Exercise of stock options                      500            3                3
Compensation expense related
  to common stock options                                                    176
Effect of exchange rate changes                                              597
Unrealized loss on securities
  available for sale, net of tax                                              (6)
Purchase of treasury stock                (195,000)      (2,941)          (2,941)
Net income                                                                 2,270
                                          ---------  -----------   -------------
Balance March 31, 1998                    (414,549)     $(6,271)         $79,047
                                          =========  ===========   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                              1998              1997
                                                                          -----------       -----------
Cash flows from operating activities:
       Net income                                                         $     2,270       $     2,057
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities--
          Depreciation and amortization                                         1,056               675
          Deferred income taxes                                                 1,092               (15)
          Compensation expense related to common stock
            options                                                               176                 8
        (Increase) decrease in assets--
          Accounts receivable                                                  (3,830)           (3,474)
          Inventories                                                             589            (3,606)
          Prepaid expenses and other assets                                      (521)             (590)
        Increase (decrease)  in liabilities--
          Accounts payable                                                        445             2,726
          Accrued expenses                                                       (164)             (754)

             Net cash provided by (used in) operating activities                1,113            (2,973)
Cash flows provided by(used in) investing activities:
     Purchase of property and equipment, net                                   (1,759)           (1,852)
      Sale and maturity of marketable securities                                3,825             6,647
     Purchase of marketable securities                                         (4,415)           (3,525)
                                                                          -----------       -----------
             Net cash provided by(used in) investing activities                (2,349)            1,270
Cash flows provided by financing activities:
       Exercise of stock options                                                    3               971
       Purchase of treasury stock                                              (2,941)              ---
       Tax benefit from exercise of stock options and
           Disqualifying dispositions                                             ---               970
                                                                          -----------       -----------

             Net cash provided by (used in) financing activities               (2,938)            1,941

Effect of exchange rates on cash                                                  597              (298)
                                                                          -----------       -----------

Net (decrease) in cash                                                         (3,577)              (60)
Cash, beginning of period                                                       9,477             9,818
Cash, end of period                                                       $     5,900       $      9,75
                                                                          -----------       -----------
Supplemental disclosures of cash flow information:
Interest paid                                                             $         6       $        91
                                                                          ===========       ===========
Income taxes paid                                                         $        20       $       548
                                                                          ===========       ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

(1)       Nature of Business
          ------------------

          MicroTouch Systems, Inc. develops, manufactures and sells touch sensitive input systems including touch-sensitive screens, digitizers for pen computers and kiosk enclosures, as well as electronic digital PC-based whiteboards.


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


(3)       Interim Consolidated Financial Statements
          -----------------------------------------

          The accompanying consolidated financial statements as of March 31, 1998 and for the three- month periods ended March 31, 1998 and 1997 include the accounts of the company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of march 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

          These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-k for the year ended December 31, 1997.


(4)       Earnings Per Share
          ------------------

          Basic earnings per share data are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method.

          Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   1998          1997
                                                                -----------   -----------
BASIC EARNINGS PER SHARE

Net Income:                                                      $2,270,000    $2,057,000
                                                                -----------   -----------
Weighted Average Common Shares
Outstanding:                                                      7,866,000     7,815,000
                                                                -----------   -----------
Basic Earnings Per Share                                              $0.29         $0.26
                                                                ===========   ===========

DILUTED EARNINGS PER SHARE

Net Income:                                                      $2,270,000    $2,057,000
                                                                -----------   -----------
Weighted Average Common Shares
Outstanding:                                                      7,866,000     7,815,000
Weighted Average Number of Dilutive
Potential Common Shares:                                            266,000       435,000
                                                                -----------   -----------
Weighted Average Number of Shares
Outstanding as Adjusted:                                          8,132,000     8,250,000
                                                                -----------   -----------
Diluted Earnings Per Share                                            $0.28         $0.25
                                                               ============   ===========








(5)       Recent Accounting Pronouncements
          --------------------------------

  Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 were as follows ( in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ------------------------------
                                                          1998               1997
                                                      -----------        -----------
Net Income                                            $     2,270        $     2,057
Currency translation adjustment                               597               (298)
Unrealized gain ( loss ) on marketable securities,
  net of tax                                                   (6)               (32)
                                                      -----------        -----------
 Comprehensive Income                                 $     2,861        $     1,727
                                                      ===========        ===========

The accumulated balances for the components of Other comprehensive Income are:

                                                                     Unrealized            Accumulated
                                                Foreign                (Loss)                 Other
                                               Currency             On Marketable         Comprehensive
                                              Translation            Securities               Income
                                         ---------------------  ---------------------  --------------------
Balance December 31, 1996                     $    (533)             $     105             $    (428)
Change in Period                                   (298)                   (32)                 (330)
                                              ---------              ---------             ---------
Balance March 31, 1997                             (831)                    73                  (758)
                                              =========              =========             =========

Balance December 31, 1997                        (1,091)                    84                (1,007)
Change in Period                                    597                     (6)                 (591)
                                              ---------              ---------             ---------
Balance March 31, 1998                        $    (494)             $      78             $    (416)
                                              =========              =========             =========

  For the year ended December 31, 1998 the Company will adopt the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. Touch input devices are the sole reportable segment in the Company's financial statements based on the Company's business at the present time. The adoption of SFAS No. 131 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                  PERCENTAGE OF TOTAL REVENUE
                                                    QUARTER ENDED MARCH 31,
                                                --------------------------------

                                                       1998                1997
                                                       ----                ----
Net Sales                                              100.0%             100.0%
Cost of Sales                                           63.9               62.3
                                                   ---------          ---------
    Gross Profit                                        36.1               37.7
Operating Expenses:
  Research & Development                                 6.5                6.1
  Sales & Marketing                                     14.4               15.6
  General & Administrative                               6.3                6.2
  Amortization of Intangible Assets                      0.4                0.4
                                                   ---------          ---------
    Total Operating Expenses                            27.6               28.3
Operating Income                                         8.5                9.4
Other Income                                             0.8                1.3
Income Before Provision for Income Tax                   9.3               10.7
Net Income                                               6.4%               6.8%



NET SALES Net sales in the quarter ended March 31, 1998 increased over the corresponding period of 1997 by $5,651,000 or 19%. The increase in net sales was largely due to the expansion of the Company's distribution channels throughout Europe in all geographic markets and applications and to increased sales volume of its electronic whiteboard Ibid. International sales accounted for 52% of net sales for the period, representing an increase from 37% in the first quarter of 1997, again primarily due to increased sales volume in Europe. The effects of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results during the period.

GROSS PROFIT Gross profit in the quarter ended March 31, 1998 increased from the corresponding period of 1997 by $1,545,000 or 14% to $12,893,000. As a percentage of net sales, gross profit decreased from 37.7% in the first quarter of 1997 to 36.1% in the first quarter of 1998. While the gross profits in the Company's touchscreen business was consistent with prior periods, the overall gross profit percent decline reflects relatively lower margins in the Company's Business Products Division, as well as decreased margins in the Factura kiosk business where a decline in quarterly sales revenue led to reduced operating leverage as compared to past quarters.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended March 31, 1998 increased over the corresponding period of 1997 by $487,000 or 27%. As a percentage of net sales, research and development expenses increased from 6.1% in the first quarter of 1997 to 6.5% in the first quarter of 1998. The increase in research and development expenses resulted primarily from continued development projects focused on core touchscreen technologies.

SALES AND MARKETING Sales and marketing expenses in the quarter ended March 31, 1998 increased over the corresponding period of 1997 by $452,000 or 10%, to $5,142,000. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including commissions on increased sales levels and increased marketing programs designed to generate opportunities and expand market share in the Company's core touchscreen business.

GENERAL AND ADMINISTRATIVE General and administrative expenses in the quarter ended March 31, 1998 increased from the corresponding period of 1997 by $397,000 or 21% to $2,273,000. As a percentage of net sales, general and administrative expense increased slightly from 6.2% for the first quarter of 1997 to 6.3% for the first quarter of 1998. The increased spending primarily reflects the ongoing administrative expenses associated with expanding the infrastructure to support continued growth.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended March 31, 1998, operating expenses included $134,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $119,000 for the quarter ended March 31, 1997.

OPERATING INCOME Operating income in the quarter ended March 31, 1998 increased from the corresponding period of 1997 by $194,000 or 7% to $3,030,000. As a percentage of net sales, operating income decreased from 9.4% in the first quarter of 1997 to 8.5% for the first quarter of 1998. The decrease in operating income is primarily the result of the gross margin percent decrease discussed above partially offset by increased operating leverage from operating expenses. International operating income in the quarter ended March 31, 1998 increased significantly over the same period last year.

OTHER INCOME Other income in the quarter ended March 31, 1998 decreased from the corresponding period of 1997 by $70,000 or 19% to $308,000. This decrease was primarily due to a foreign currency loss of $56,000 as compared to a $41,000 gain in 1997. Interest income, net of interest expenses, on the Company's cash and investment portfolio for the first quarter of 1998 was $364,000 compared to $319,000 for the first quarter of 1997, reflecting an increase in investment yields and an increase in the average investment balance of the Company's bond portfolio.

PROVISION FOR INCOME TAXES The Company's effective tax rates were 32.0% and 36.0%, in the first quarter of 1998 and 1997, respectively. The decrease in the effective rate is due to the Company's ability to generate operating profits in its international businesses. The effective tax rates in both periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes offset by the benefit related to the Company's foreign sales corporation and tax exempt interest income.


                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had net working capital of $62,055,000, including approximately $31,708,000 in cash, cash equivalents and marketable securities. The Company reported net cash provided by operations of $1,113,000 for the quarter ended March 31, 1998. The use of cash was required to support the expanding touchscreen business. During the quarter the Company purchased 200,000 shares of treasury stock at a cost of approximately $3 million. Additionally, the Company maintains bank lines of credit totaling $3,250,000. As of March 31, 1998, the Company had no borrowings under its bank lines of credit.

In December, 1997 the Board of Directors of the Company authorized a repurchase
program of the Company's common stock, not to exceed $5 million.   Under the
program the Company has repurchased approximately 220,000 shares at an aggregate cost of $3.3 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the current quarter the Company invested $1,759,000 in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and computer information systems to support the infrastructure of its expanding worldwide operations.

Pending operational needs, the Company has invested its cash in investment grade, interest-bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 1999. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or if any such acquisition is completed, that cash consideration will be offered by the Company.

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


                          PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27. Financial Data Schedule.  Filed herewith.

(b)       None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: May 14, 1998

                                  BY: /s/Geoffrey P. Clear
                                      --------------------------------
                                         Geoffrey P. Clear
                                         Vice President -
                                         Finance & Administration,
                                         Chief Financial Officer &
                                         Treasurer