Form 10-Q
period 1998-06-30
MICROTOUCH SYSTEMS INC
filed 1998-08-13
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     Yes       X          No
         -------------      -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of July 20, 1998 there were outstanding: 7,801,046 shares of common stock of the Registrant.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                            PAGE NO.
PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements
              Consolidated Balance Sheets - June 30, 1998
              and December 31, 1997                             3


              Consolidated Statements of Operations - Three
              and Six Months Ended June 30, 1998 and 1997       4


              Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1998                    5

              Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1998 and 1997               6


              Notes to Consolidated Financial Statements        7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations    10



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                13

Item 4.       Submission of Matters to a Vote of
              Security Holders                                 13

Item 6.       Exhibits and Reports on Form 8-K                 13

              SIGNATURES                                       14

              Exhibit Index                                    15


                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                    ------------     ------------
                                                                     (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents......................................     $   4,670      $   9,477
   Marketable securities..........................................        31,674         25,274
   Accounts receivable, net of allowances of $5,519 at
    June 30, 1998 and $ 5,169 at December 31, 1997................        19,370         17,348

   Inventories....................................................        17,519         19,075
   Deferred income taxes..........................................         6,991          6,869
   Prepaid expenses and other current assets......................         1,215          1,111
                                                                        --------       --------
      Total current assets........................................        81,439         79,154
Property and equipment, net.......................................        15,304         13,308
Other assets......................................................         2,431          2,375
                                                                        --------       --------
                                                                        $ 99,174       $ 94,837
                                                                        ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts and short-term notes payable...........................      $  7,260       $  5,849
  Accrued expenses................................................        11,043         10,040
                                                                        --------       --------
         Total current liabilities................................        18,303         15,889

Long-term notes payable...........................................           108            --
                                                                        --------       --------
         Total Liabilities                                                18,411         15,889

Stockholders' equity
    Preferred stock, $.01 par value per share--
        500,000 shares authorized, none issued and outstanding
        at June 30, 1998 and December 31, 1997....................            --             --
  Common stock, $.01 par value per share 20,000,000 authorized -
   at June 30, 1998 and December 31, 1997;
        8,220,623 issued at June 30, 1998 and December 31,
        1997......................................................            82             82

  Additional paid-in capital......................................        62,146         61,963
  Treasury stock at cost  419,676 and 220,049 shares at June 30,
    1998 and  December 31, 1997...................................        (6,340)        (3,333)

  Other comprehensive income......................................          (845)        (1,007)
  Retained earnings...............................................        25,720         21,243
                                                                        --------       --------
          Total stockholders' equity..............................        80,763         78,948
                                                                        --------       --------
                                                                        $ 99,174       $ 94,837
                                                                        ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                          ---------------------    ---------------------
                                                              1998        1997       1998        1997
                                                          ---------    ---------   ---------   ---------
Net sales..............................................   $  37,125    $  32,275   $  72,852   $  62,351
Cost of sales..........................................      22,939       20,288      45,773      39,016
                                                          ---------    ---------   ---------   ---------
Gross profit...........................................      14,186       11,987      27,079      23,335

Operating expenses:
  Research and development.............................       2,252        1,946       4,566       3,773
  Sales and marketing..................................       5,845        4,568      10,987       9,258
  General and administrative...........................       2,560        2,041       4,833       3,917
  Amortization of intangible assets....................         126          119         260         238
                                                          ---------    ---------   ---------   ---------
     Total operating expenses..........................      10,783        8,674      20,646      17,186
                                                          ---------    ---------   ---------   ---------

Operating income.......................................       3,403        3,313       6,433       6,149

Other income...........................................         (81)         355         227         733
Arbitration costs......................................          --          595          --         595
                                                          ---------    ---------   ---------   ---------

Income before provision for income taxes...............       3,322        3,073       6,660       6,287

Provision for income taxes.............................       1,063        1,106       2,131       2,263
                                                          ---------    ---------   ---------   ---------

Net income.............................................   $   2,259    $   1,967   $   4,529   $   4,024
                                                          =========    =========   =========   =========

Earnings per share:
   Basic...............................................   $    0.29    $    0.25   $    0.58   $    0.51
   Diluted.............................................   $    0.28    $    0.24   $    0.56   $    0.49

Weighted average common and common
equivalent shares:
   Basic...............................................       7,816        7,906       7,846       7,860
   Diluted.............................................       8,044        8,279       8,037       8,273

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)



                                                         Additional      Other                                           Total
                                        Common Stock      Paid-in    Comprehensive   Retained     Treasury Stock     Stockholders'
                                       Shares    Amount   Capital    Income (loss)   Earnings    Shares     Amount       Equity
                                      ---------  ------  ----------  --------------  ---------  ---------  --------  ------------
Balance December 31, 1997             8,220,623    $ 82    $ 61,963      $ (1,007)    $ 21,243   (220,049) $ (3,333)  $ 78,948
Exercise of stock options                                                                  (52)     6,325        96         44
Employee stock purchase plan                                                                       15,048       227        227
Compensation expense related
  to common stock options                                       183                                                        183
Effect of exchange rate changes                                               167                                          167
Unrealized loss on securities
  available for sale, net of tax                                               (5)                                          (5)
Purchase of treasury stock                                                                       (221,000)   (3,330)    (3,330)
Net income                                                                               4,529                           4,529
                                      ---------    ----    --------       -------     --------    -------     -----   --------
Balance June 30, 1998                 8,220,623    $ 82    $ 62,146       $  (845)    $ 25,720   (419,676)   (6,340)  $ 80,763
                                      ========================================================================================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                                     SIX MONTHS ENDED
                                                                                         June 30,
                                                                               -----------------------------
                                                                                  1998              1997
                                                                               -----------       -----------
Cash flows from operating activities:
     Net Income                                                                $  4,529            $  4,024
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities--
         Depreciation and amortization                                            2,078               1,420
         Deferred income taxes                                                                          (17)
        Compensation expense related to common stock
            options                                                                 183                  15
        (Increase) decrease in assets--
          Accounts receivable                                                    (2,022)             (3,056)
          Inventories                                                             1,556              (4,775)
          Prepaid expenses and other assets                                      (1,752)             (1,289)
        Increase (decrease)  in liabilities--
          Accounts payable                                                        1,411              (1,251)
          Accrued expenses                                                        2,213               3,425
                                                                               --------            --------
             Net cash  (used in) provided by operating activities                 8,196              (1,504)
Cash flows (used in) investing activities:
     Purchase of property and equipment, net                                     (3,710)             (4,752)
     Sale and maturity of marketable securities                                   5,180              10,007
     Purchase of marketable securities                                          (11,699)             (7,321)
                                                                               --------            --------
             Net cash used in investing activities                              (10,229)             (2,066)

Cash flows provided by financing activities:
      Exercise of stock options and employee stock purchase
          plan                                                                      271               1,708
        Proceeds from long-term debt                                                108
        Purchase of treasury stock                                               (3,330)                 --
        Tax benefit from exercise of stock options and
           disqualifying dispositions                                                --               1,391
                                                                               --------            --------
             Net cash provided by  financing activities                          (2,951)              3,099

Effect of exchange rates and other on cash                                          177                (106)
                                                                               --------            --------
Net decrease in cash                                                             (4,807)               (577)
Cash, beginning of period                                                         9,477               9,818
                                                                               --------            --------
Cash, end of period                                                            $  4,670            $  9,241
                                                                               ========            ========
Supplemental disclosures of cash flow information:
Interest paid                                                                  $     37            $     96
                                                                               ========            ========
Income taxes paid                                                              $  1,207            $    557
                                                                               ========            ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and June 30, 1997 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

     Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

(Amounts in 000's except per                     THREE MONTHS ENDED                  SIX MONTHS ENDED
share data)                              ----------------------------------  --------------------------------
                                                      JUNE 30,                           JUNE 30,
                                         ----------------------------------  --------------------------------
                                               1998              1997             1998             1997
                                         -----------------  ---------------  ---------------  ---------------
BASIC EARNINGS PER SHARE

Net Income:                                   $ 2,259            $ 1,967         $ 4,529           $ 4,024
                                              -------            -------         -------           -------

Weighted Average Common Shares
Outstanding:                                    7,816              7,906           7,846             7,860
                                              -------            -------         -------           -------

Basic Earnings Per Share                      $  0.29            $  0.25         $  0.58           $  0.51
                                              -------            -------         -------           -------


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 --------------------------          ------------------------
                                                           JUNE 30,                          JUNE 30,
                                                 --------------------------          ------------------------
                                                    1998             1997             1998             1997
                                                 ----------      ----------          ----------     ---------
DILUTED EARNINGS PER SHARE

Net Income:                                        $  2,259        $  1,967            $  4,529      $  4,024
                                                 ----------      ----------          ----------     ---------

Weighted Average Common Shares
Outstanding:                                          7,816           7,906               7,846         7,860
                                                 ----------      ----------          ----------     ---------

Weighted Average Number of
Dilutive
Potential Common Shares:                                228             373                 191           413
                                                 ----------      ----------          ----------     ---------

Weighted Average Number of
Shares
Outstanding as Adjusted:                              8,044           8,279               8,037         8,273
                                                 ----------      ----------          ----------     ---------

Diluted Earnings Per Share:                         $  0.28         $  0.24             $  0.56       $  0.49
                                                 ----------      ----------          ----------     ---------


(5)  Recent Accounting Pronouncements
     --------------------------------

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts. The Company's comprehensive earnings for the three months ended June 30, 1998 and 1997 were as follows (in thousands):



                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                --------------------------------       -----------------------------
                                                    1998                1997              1998              1997
                                                -------------       ------------       -----------       -----------
Net Income                                           $ 2,259            $ 1,967           $ 4,529           $ 4,024
Currency translation adjustment                         (430)               192               167              (106)
 Unrealized gain (loss) on marketable
  securities, net of tax                                   1                (29)               (5)              (61)
                                                -------------       ------------       -----------       -----------
 Comprehensive Income                                $ 1,830            $ 2,130           $ 4,691           $ 3,857
                                                =============       ============       ===========       ===========

The accumulated balances for the components of Other Comprehensive Income are:

                                                                     Unrealized            Accumulated
                                                Foreign             Gain (Loss)               Other
                                               Currency             On Marketable         Comprehensive
                                              Translation            Securities               Income
                                         ---------------------  ---------------------  --------------------
Balance December 31, 1996                             $  (533)                  $105                $ (428)
Change in Period                                         (106)                   (61)                 (167)
                                                      -------                   ----                ------
Balance June 30, 1997                                 $  (639)                  $ 44                $ (595)

Balance December 31, 1997                             $(1,091)                  $ 84                $1,007
Change in Period                                          167                     (5)                  162
                                                      -------                   ----                ------
Balance June 30, 1998                                 $  (924)                  $ 79                $ (845)


  Effective January 1, 1998 the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements but anticipates that touch input devices will be the sole reportable segment in its future financial statements. The adoption of SFAS No. 131 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                                       PERCENTAGE OF TOTAL REVENUE
                                              --------------------------------------------------------------------------
                                                          THREE MONTHS                             Six Months
                                                             ENDED                                    ENDED
                                                            JUNE 30,                                JUNE 30,
                                              ---------------------------------       ----------------------------------
                                                    1998                1997                1998                 1997
                                                -------------       ------------        -------------        ------------

Net Sales                                              100.0%             100.0%               100.0%              100.0%
Cost of Sales                                           61.8               62.9                 62.8                62.6
                                              --------------      -------------       --------------       -------------
    Gross Profit                                        38.2               37.1                 37.2                37.4
Operating Expenses:
  Research & Development                                 6.1                6.0                  6.3                 6.1
  Sales & Marketing                                     15.7               14.2                 15.1                14.8
  General & Administrative                               6.9                6.3                  6.6                 6.3
  Amortization of Intangible Assets                       .3                 .4                   .4                  .4
                                              --------------      -------------       --------------       -------------
    Total Operating Expenses                            29.0               26.9                 28.3                27.6
                                              --------------      -------------       --------------       -------------
Operating Income                                         9.2               10.2                  8.8                 9.8
Other Income                                            (0.3)               1.1                   .3                 1.2
Arbitration costs                                        ---                1.8                  ---                 1.0
                                              --------------      -------------       --------------       -------------
Income Before Provision for Income Tax                   8.9                9.5                  9.1                10.0
Net Income                                               6.1                6.1                  6.2                 6.5

NET SALES Net sales in the quarter ended June 30, 1998 increased over the corresponding period of 1997 by $4,850,000 or 15% to $37,125,000. For the six-month period ended June 30, 1998, net sales increased $10,501,000 or 17% to $72,852,000. The increase in both the three and six-month periods ended June 30, 1998 reflected increases in international touchscreen sales, the domestic and international entertainment markets and from the sale of electronic whiteboards. For the three-month period ended June 30, 1998, international sales accounted for 47% of net sales, an increase from 43% of net sales for the comparable period of 1997, reflecting increased touchscreen volume primarily into Europe and Australia. For the six-month period ended June 30, 1998, international sales accounted for 49% of net sales as compared to 41% for the six-month period ended June 30, 1997.

GROSS PROFIT Gross profit for the three and six-month periods ended June 30, 1998 was $14,186,000 and $27,079,000, which represents increases of 18% and 16%, respectively, over the corresponding periods of 1997. As a percentage of net sales, gross profit increased from 37.1% in the second quarter of 1997 to 38.2% in the second quarter of 1998. The increase in second quarter gross margins primarily reflects improved revenue mix in the touchscreen business towards higher margin kit sales into the entertainment markets as well as realization of operating efficiencies from recent capital expenditure investments in the touchscreen business. For the six-month period ended June 30, 1998, gross profit, as a percentage of net sales, decreased slightly to 37.2% from 37.4% in the same period in 1997.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended June 30, 1998 increased over the corresponding period of 1997 by $306,000 or 16%. As a percentage of net sales, research and development expenses remained constant at 6% in the second quarter of 1998 as compared to 1997. This reflects the continued investment in core touchscreen technologies as research and development expenses for the new electronic whiteboard product Ibid have decreased compared to last year's second quarter. For the six-month period ended June 30, 1998, research and development spending increased $793,000 or 21% over the same period in 1997. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies, especially resistive products.

SALES AND MARKETING Sales and marketing expenses in the quarter ended June 30, 1998 increased over the corresponding period of 1997 by $1,277,000 or 28%, to $5,845,000. As a percentage of net sales, sales and marketing expenses increased from 14% in the second quarter of 1997 to 16% in the second quarter of 1998. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including the opening of a new sales office in Spain and the roll-out of new marketing programs designed to generate additional market opportunities and increase market share. For the six-month period ended June 30, 1998, sales and marketing expenses increased by $1,729,000 or 19% to $10,987,000. As a percentage of net sales, sales and marketing expenses remained at 15% in the first six months of 1998 as compared to the first six months of 1997. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including commissions on higher sales levels and increased marketing programs designed to generate new opportunities and expand market share in the Company's core touchscreen business.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended June 30, 1998 increased from the corresponding period of 1997 by $519,000 to $2,560,000. For the six-month period ended June 30, 1998, general and administrative expenses increased over the corresponding period of 1997 by $916,000 or 23% to $4,833,000. As a percentage of net sales, general and administrative expenses increased slightly to 6.9% from 6.3% for the three-month periods ended June 30, 1998 and 1997 and as well as for the six-month periods ended June 30, 1998 and 1997 from 6.3% to 6.6%. The absolute increase in spending reflects costs associated with expanding the infrastructure to support domestic and international growth.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended June 30, 1998, operating expenses included $126,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $119,.000 for the quarter ended June 30, 1997. For the six-month period ended June 30, 1998, amortization expense was $260,000 as compared to $238,000 for the comparable period of 1997.

OPERATING INCOME Operating income in the quarter ended June 30, 1998 of $3,403,000 represented an increase of $90,000 or 3% over the second quarter of 1997. For the six-month period ended June 30, 1998, operating income of $ 6,433,000 reflects an increase of $284,000 or 5% over the comparable period of 1997. For the three and six-month periods ended June 30, 1998, international operations accounted for the majority of operating income.

ARBITRATION COSTS During the second quarter of 1997, the Company recorded $595,000 in one-time special charges related to the final settlement of an arbitration case against Nissha Printing Company Ltd. The Company has not incurred any cost associated with the matter during 1998 and does not expect to incur any additional cost in this matter.

PROVISION FOR INCOME TAXES The Company's effective tax rate for both the three and six-month periods ended June 30, 1998 was 32% as compared to 36% for the comparable periods of 1997. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 1998, the Company had net working capital of $63,186,000, including approximately $36,344,000 in cash, cash equivalents and marketable securities. The Company reported net cash generated by operating activities of $8,145,000 for the six-months ended June 30, 1998. The cash was generated by increased productivity from working capital.

In December 1997, the Board of Directors of the Company authorized a repurchase program of the Company's common stock not to exceed $5 million. Under the program the Company has repurchased approximately 221,000 shares at an aggregate cost of $3.3 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During 1998 the Company has invested $3,710,000 in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and management information systems to support the Company's infrastructure of its expanding worldwide operations.

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


                            READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its' systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material Year 2000 issues exist with software contained within its product offerings. To the extent necessary to address material Year 2000 issues, the Company plans to obtain current releases or upgrades from software vendors prior to the end of 1998. The Company continues to evaluate the estimated costs associated with this work as actual information becomes available. Based on available information, the Company believes that it will be able to manage its total Year 2000 transaction without any material adverse effect on its business operations, products,operating results or financial condition.

The Company has not fully determined the extent to which its customers and vendors systems may not be compliant. There can be no assurance that the systems of other companies which the Company deals with will be timely converted or that such failure to convert by another company could not have an adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          PART II   OTHER INFORMATION


ITEM 1.   Legal Proceedings

          None.

ITEM 4.   Submission of matters to a vote of security holders.

At the Annual Meetings of Stockholders held on June 25, 1998 the Company's stockholders voted as follows:

a) To reelect Messrs. James D. Logan and elect Peter E. Brumme to the Board of Directors for respective three-year terms.

          The terms of Messrs. Edward J. Stewart, III, D. Westervelt Davis, Ronald D. Fisher and Frank Manning as directors continued after the meeting.

                                                Total Vote for                              Total Vote Against or Withheld
                                                 Each Nominee                                      For Each Nominee
                             ----------------------------------------------------  -------------------------------------------------


James D. Logan                6,071,872                                             648,221
Peter E. Brumme               6,063,462                                             656,631


b) To approve the amendment to the 1992 Equity Incentive Plan to increase the number of shares that may be subject to awards by 375,000 to an aggregate of 2,750,000 shares.

          Total vote for the proposal                             4,341,040
          Total vote against the proposal or withheld             2,349,915
          Abstentions                                                29,138

c) To approve Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1998.

          Total vote for the proposal                              6,671,618
          Total vote against the proposal or withheld                 37,500
          Abstentions                                                 10,975

ITEM 5.   OTHER INFORMATION

          Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of Stockholders must deliver such proposals in writing to the Clerk of the Company at the Company's principal executive offices no later than January 15, 1999 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Stockholders who do not wish to include their proposals in such proxy statement and form of proxy but who wish to present proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Clerk of the Company in writing at the Company's principal executive offices no later than March 31, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

           3.1   Restated Articles of Organization, as Amended  (1)
           3.2   Amended and Restated By-Laws, as Amended  (2)
           4.1   Form of Stock Certificate (2)
          10.1   1992 Equity Incentive Plan as Amended.  Filed herewith
          27     Financial Data Schedule.  Filed herewith.

          (1) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.

          (2) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1992 (Registration Statement No. 33-47874) and incorporated herein by reference.


(b)       Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: August 13, 1998            BY: /s/ Geoffrey P. Clear
                                     ---------------------------
                                      Geoffrey P. Clear
                                      Vice President -
                                      Finance & Administration,
                                      Chief Financial Officer &
                                      Treasurer

                            MICROTOUCH SYSTEMS, INC.

                     1992 Equity Incentive Plan, as Amended
                     --------------------------------------


Section 1.  Purpose
            -------

  The purpose of the MicroTouch Systems, Inc. 1992 Equity Incentive Plan, as amended, (the "Plan") is to attract and retain key employees and consultants to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.


Section 2.  Definitions
            -----------

  "Affiliate" means any business entity in which the Company owns directly or indirectly 50% or more of the total combined voting power or has a significant financial interest as determined by the Committee.

  "Award" means any Option, Stock Appreciation Right, Performance Share or Restricted Stock awarded under the Plan.

  "Board" means the Board of Directors of the Company.

  "Code" means the Internal Revenue Code of 1986, as amended from time to time.

  "Committee" means a committee of not less than three members of the Board appointed by the Board to administer the Plan, provided that if and when the Company is subject to Rule 16b-3 under the Securities Exchange Act of 1934, or any successor provision ("Rule 16b-3"), each member of the Committee shall be a non-employee director within the meaning of Rule 16b-3 and an "outside director" or the equivalent within the meaning of Section 162(m) of the Code..

  "Common Stock" or "Stock" means the Common Stock, $.01 par value per share, of the Company.

  "Company" means MicroTouch Systems, Inc.

  "Designated Beneficiary" means the beneficiary designated by a Participant, in a manner determined by the Committee, to receive amounts due or exercise rights of the Participant in the event of the Participant's death. In the absence of an effective designation by a Participant, Designated Beneficiary shall mean the Participant's estate.

  "Fair Market Value" means, with respect to Common Stock or any other property, the fair market value of such property as determined by the Committee in good faith or in the manner established by the Committee from time to time.

  "Incentive Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 which is intended to meet the requirements of Section 422 of the Code or any successor provision.

  "Nonstatutory Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 which is not intended to be an Incentive Stock Option.

  "Option" means an Incentive Stock Option or a Nonstatutory Stock Option.

  "Participant" means a person selected by the Committee to receive an Award under the Plan.

  "Performance Cycle" or "Cycle" means the period of time selected by the Committee during which performance is measured for the purpose of determining the extent to which an award of Performance Shares has been earned.

  "Performance Shares" mean shares of Common Stock which may be earned by the achievement of performance goals awarded to a Participant under Section 8.

  "Reporting Person" means a person subject to Section 16 of the Securities Exchange Act of 1934 or any successor provision.

  "Restricted Period" means the period of time selected by the Committee during which an award of Restricted Stock may be forfeited to the Company.

  "Restricted Stock" means shares of Common Stock subject to forfeiture awarded to a Participant under Section 9.

  "Stock Appreciation Right" or "SAR" means a right to receive any excess in value of shares of Common Stock over the exercise price awarded to a Participant under Section 7.


Section 3.  Administration
            --------------

  The Plan shall be administered by the Committee. The Committee shall have authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, and to interpret the provisions of the Plan. The Committee's decisions shall be final and binding. To the extent permitted by applicable law, the Committee may delegate to one or more executive officers of the Company the power to make Awards to Participants who are not Reporting Persons and all determinations under the Plan with respect thereto, provided that the Committee shall fix the maximum amount of such Awards for the Group and a maximum for any one Participant.


Section 4.  Eligibility
            -----------

  All employees (including part-time employees), and in the case of Awards other than Incentive Stock Options, consultants of the Company or any Affiliate capable of contributing significantly to the successful performance of the Company, other than a person who has irrevocable elected not to be eligible, are eligible to be Participants in the Plan.


Section 5.  Stock Available for Awards
            --------------------------

  (a) Subject to adjustment under subsection (b) below, Awards may be made under the Plan for up to 2,750,000 shares of Common Stock. If any Award in respect of shares of Common Stock expires or is terminated unexercised or is forfeited for any reason or settled in a manner that results in fewer shares outstanding than were initially awarded, the shares subject to such Award or so surrendered, as the case may be, to the extent of such expiration, termination, forfeiture or decrease, shall again be available for award under the Plan, subject, however, in the case of Incentive Stock Options, to any limitation required under the Code. Common Stock issued through the assumption or substitution of outstanding grants from an acquired company shall not reduce the shares available for Awards under the Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

  (b) In the event that the Committee determines that any stock dividend, extraordinary cash dividend, creation of a class of equity securities, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock at a price substantially below fair market value, or other similar transaction affects the Common Stock at a price substantially below fair market value, or other similar transaction affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Committee, subject, in the case of Incentive Stock Options, to any limitation required under the Code, shall equitably adjust any or all of (i) the number and kind of shares in respect of which Awards may be made under the Plan,
(ii) the number and kind of shares subject to outstanding Awards, and (iii) the award, exercise or conversion price with respect to any of the foregoing, and if considered appropriate, the Committee may make provision for a cash payment with respect to an outstanding Award, provided that the number of shares subject to any Award shall always be a whole number.

  (c) The maximum number of shares of Common Stock subject to Options that may be granted to any Participant in the aggregate in any calendar year shall not exceed 500,000 shares, subject to adjustment under subsection (b) above.


Section 6.  Stock Options

  (a)  General.
       -------

     (i) Subject to the provisions of the Plan, the Committee may award Incentive Stock Options and Nonstatutory Stock Options, and determine the number of shares to be covered by each Option, the option price therefore and the conditions and limitations applicable to the exercise of the Option. The terms and conditions of Incentive Stock Options shall be subject to and comply with
Section 422 of the Code, or any successor provision, and any regulations thereunder. See subsection (b) below.

     (ii) The Committee shall establish the option price at the time each Option is awarded. In the case of Incentive Stock Options, such price shall not be less than 100% of the Fair Market Value of the Common Stock on the date of award. In the case of Nonstatutory Stock Options granted at a time when the Company is subject to Rule 16b-3, such price shall not be less than 50% of the Fair Market Value of the Common Stock on the date of the award.

     (iii) Each Option shall be exercisable at such times and subject to such terms and conditions as the Committee may specify in the applicable Award or thereafter. The Committee may impose such conditions with respect to the exercise of Options, including conditions relating to applicable federal or state securities laws, as it considers necessary or advisable.

     (iv) No shares shall be delivered pursuant to any exercise of an Option until payment in full of the option price therefore is received by the company. Such payment may be made in whole or in part in case or, to the extent permitted by the Committee at or after the award of the Option, by delivery of shares of Common Stock owned by the optionee, valued at their Fair Market Value on the date of delivery, or such other lawful consideration as the Committee may determine.

  (b)  Incentive Stock Options.
       -----------------------

     Options granted under the Plan which are intended to be Incentive Stock Options shall be subject to the following additional terms and conditions:

     (i) All Incentive Stock Options granted under the Plan shall, at the time of grant, be specifically designated as such in the option agreement covering such Incentive Stock Options. The Option exercise period shall not exceed ten years from the date of grant.

     (ii) If any employee to whom an Incentive Stock Option is to be granted under the Plan is, at the time of the grant of such option, the owner of stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (after taking into account the attribution of stock ownership rule of Section 424(b) and of the Code), then the following special provisions shall be applicable to the Incentive Stock Option granted to such individual:

          (x) The purchase price per share of the Common Stock subject to such Incentive Stock Option shall not be less than 110% of the Fair Market Value of one share of Common Stock at the time of grant: and

          (y) The option exercise period shall not exceed five years from the date of grant.

     (iii) For so long as the Code shall so provide, options granted to any employee under the Plan (and any other incentive stock option plans of the Company) which are intended to constitute Incentive Stock Options shall not constitute Incentive Stock Options to the extent that such options, in the aggregate, become exercisable for the first time in any one calendar year for shares of Common Stock with an aggregate Fair Market Value (determined as of the respective date or dates of grant) of more than $100,000.

     (iv) No Incentive Stock Option many be exercised unless, at the time of such exercise, the Participant is, and has been continuously since the date of grant of his or her option, employed by the Company, except that:

          (x) an Incentive Stock Option may be exercised within the period of three months after the date the Participant ceases to be an employee of the Company (or within such lesser period as may be specified in the applicable option agreement), provided, that the agreement with respect to such Option may designate a longer exercise period and that the exercise after such three-month period shall be treated as the exercise of a Nonstatutory Stock Option under the Plan;

        (y) if the Participant dies while in the employ of the Company, or within three months after the Participant ceases to be such an employee, the Incentive Stock Option may be exercised by the Participant's Designated Beneficiary within the period of one year after the date of death (or within such lesser period as may be specified in the applicable Option agreement); and

        (z) if the Participant becomes disabled (within the meaning of Section 22(e)(3) of the Code or any successor provision thereto) while in the employ of the Company, the Incentive Stock Option may be exercised within the period of one year after the date of death (or within such lesser period as may be specified in the Option agreement).

For all purposes of the Plan and any Option granted hereunder, "employment" shall be defined in accordance with the provisions of Section 1.421-7(h) of the Income Tax Regulations (or any successor regulations). Notwithstanding the foregoing provisions, no Incentive Stock Option may be exercised after its expiration date.


Section 7.  Stock Appreciation Rights
            -------------------------

  (a) Subject to the provisions of the Plan, the Committee may award SARs in tandem with an Option (at or after the award of the Option), or alone and unrelated to an Option. SARs in tandem with an Option shall terminate to the extent that the related Option is exercised, and the related Option shall terminate to the extent that the tandem SARs are exercised. SARs granted in tandem with Options shall have an exercise price of not less than the exercise price of the related Option. SARs granted at a time when the Company is subject to Rule 16b-3 shall have an exercise price of not less than 50% of the Fair Market Value of the Common Stock on the date of award, or in the case of the SARs grated in tandem with Options, the exercise price of the SAR shall not be less than the exercise price of the related Option.

  (b) An SAR related to an Option which can only be exercised during limited periods following a change in control of the Company may entitle the Participant to receive an amount based upon the highest price paid or offered for Common Stock in any transaction relating to the change in control or paid during the thirty-day period immediately preceding the occurrence of the change in control in any transaction reported in any stock market in which the Common Stock is usually traded.

Section 8.  Performance Shares
            ------------------

  (a) Subject to the provisions of the Plan, the Committee may award Performance Shares and determine the number of such shares for each Performance Cycle and the duration of each Performance Cycle. There may be more than one Performance Cycle in existence at any one time, and the duration of Performance Cycles may differ from each other. The payment value of Performance Shares shall be equal to the Fair Market Value of the Common Stock on the date the Performance Shares are earned or, in the discretion of the Committee, on the date the Committee determines that the Performance Shares have been earned.

  (b) The Committee shall establish performance goals for each Cycle, for the purpose of determining the extent to which Performance Shares awarded for such Cycle are earned, on the basis of such criteria and to accomplish such objectives as the Committee may from time to time select. During any Cycle, the Committee may adjust the performance goals for such Cycle as it deems equitable in recognition of unusual or non-recurring events affecting the Company, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine.

  (c) As soon as practicable after the end of a Performance Cycle, the Committee shall determine the number of Performance Shares which have been earned on the basis of performance in relation to the established performance goals. The payment values of earned Performance Shares shall be distributed to the Participator, if the Participant has died, to the Participant's Designated Beneficiary, as soon as practicable thereafter. The Committee shall determine, at or after the time of award, whether payment values will be settled in whole or in part in cash or other property, including Common Stock or Awards.


Section 9.  Restricted Stock
            ----------------

  (a) Subject to the provisions of the Plan, the Committee may award shares of Restricted Stock and determine the duration of the Restricted Period during which, and the conditions under which, the shares may be forfeited to the Company and the other terms and conditions of such Awards. Shares of Restricted Stock shall be issued for no cash consideration or such minimum consideration as may be required by applicable law.

  (b) Shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered, except as permitted by the Committee, during the Restricted Period. Shares of Restricted Stock shall be evidenced in such manner as the Committee may determine. Any certificates issued in respect of shares of Restricted Stock shall be registered in the name of the Participant and unless otherwise determined by the Committee, deposited by the Participant, together with a stock power endorsed in blank, with the Company. At the expiration of the Restricted Period, the Company shall deliver such certificates to the Participant or if the Participant has died, to the Participant's Designated Beneficiary.



Section 10.  General Provisions Applicable to Awards
             ---------------------------------------

  (a) Applicability of Rule 16b-3.  Those provisions of the Plan which make an
      ---------------------------
express reference to Rule 16b-3 shall apply to the Company only at such time as the Company's Common Stock is registered under the Securities Exchange Act of 1934, or any successor provision, and then only to Reporting Persons.

  (b) Limitation on Transferability.  Options shall not be transferable by the
      -----------------------------
recipient other than by will or the laws of descent and distribution and are exercisable during such person's lifetime only by such person or by such person's guardian or legal representative; provided that the Committee may, in its discretion, waive such restrictions in any case.

  (c) Documentation.  Each Award under the Plan shall be evidenced by a writing
      -------------
delivered to the Participant specifying the terms and conditions thereof and containing such other terms and conditions not inconsistent with the provisions of the Plan as the Committee considers necessary or advisable to achieve the purposes of the Plan or comply with applicable tax and regulatory laws and accounting principles.

  (d) Committee Discretion.  Each type of Award may be made alone, in addition
      --------------------
to or in relation to any other type of Award. the terms of each type of Award need not be identical, and the Committee need not treat Participants uniformly. Except as otherwise provided by the Plan or a particular Award, any determination with respect to an Award may be made by the Committee at the time of award or at any time thereafter.

  (e) Settlement.  The Committee shall determine whether Awards are settled in
      ----------
whole or in part in cash, Common Stock, other securities of the Company, Awards or other property. The Committee may permit a Participant to defer all or any portion of a payment under the Plan, including the crediting of interest on deferred amounts denominated in cash and dividend equivalents on amounts denominated in Common Stock.

  (f) Dividends and Cash Awards.  In the discretion of the Committee, any Award
      -------------------------
under the Plan may provide the Participant with (i) dividends or dividend equivalents payable currently or deferred with or without interest, and (ii) cash payments in lieu of or in addition to an Award.

  (g) Termination of Employment.  The Committee shall determine the effect on an
      -------------------------
Award of the disability, death, retirement or other termination of employment of a Participant and the extent to which, and the period during which, the Participant's legal representative, guardian or Designated Beneficiary may receive payment of an Award or exercise rights thereunder.

  (h) Change in Control.  In order to preserve a Participant's rights under an
      -----------------
Award in the event of a change in control of the Company, the Committee in its discretion may, at the time an Award is made or at any time thereafter, take one or more of the following actions: (i) provide for the acceleration of any time period relating to the exercise or realization of the Award, (ii) provide for the purchase of the Award upon the Participant's request for an amount of cash or other property that could have been received upon the exercise or realization of the Award had the Award been currently exercisable or payable, (iii) adjust the terms of the Award in a manner determined by the Committee to reflect the change in control, (iv) cause the Award to be assumed, or new rights substituted therefore, by another entity, or (v) make such other provision as the Committee may consider equitable and in the best interest of the Company.

  (i) Withholding.  The Participant shall pay to the Company, or make provision
      -----------
satisfactory to the Committee for payment of, any taxes required by law to be withheld in respect of Awards under the Plan no later than the date of the event creating the tax liability. In the Committee's discretion, such tax obligations may be paid in whole or in part in shares of Common Stock, including shares retained from the Award creating the tax obligation, valued at their Fair Market Value on the date of delivery. The Company and its Affiliates may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Participant.

  (j) Foreign Nationals.  Awards may be made to Participants who are foreign
      -----------------
nationals or employed outside the United States on such terms and conditions different from those specified in the Plan as the Committee considers necessary or advisable to achieve the purposes of the Plan or comply with applicable laws.

  (k) Amendment of Award.  The Committee may amend, modify or terminate any
      ------------------
outstanding Award, including substituting therefor another Award of the same or a different type, changing the date of exercise or realization and converting an Incentive Stock Option to a Nonstatutory Stock Option, provided that the

Participant's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially and adversely affect the Participant.


Section 11.  Miscellaneous
             -------------

  (a) No Right To Employment.  No person shall have any claim or right to be
      ----------------------
granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to continued employment. The Company expressly reserves the right at any time to dismiss a Participant free from any liability or claim under the Plan, except as expressly provided in the applicable Award.

  (b) No Rights As Shareholder.  Subject to the provisions of the applicable
      ------------------------
Award, no Participant or Designated Beneficiary shall have any rights as a shareholder with respect to any shares of Common Stock to be distributed under the Plan until he or she becomes the holder thereof. A Participant to whom Common Stock is awarded shall be considered the holder of the Stock at the time of the Award except as otherwise provided in the applicable Award.

  (c) Effective Date.  Subject to the approval of the shareholders of the
      --------------
Company, the Plan shall be effective on January 1, 1992. Prior to such approval, Awards may be made under the Plan expressly subject to such approval.

  (d) Amendment of Plan.  The Board may amend, suspend or terminate the Plan or
      -----------------
any portion thereof at any time, provided that no amendment shall be made without shareholder approval if such approval is necessary to comply with any applicable tax or regulatory requirement. Prior to any such approval, Awards may be made under the Plan expressly subject to such approval.

  (e) Governing Law.  The provisions of the Plan shall be governed by and
      -------------
interpreted in accordance with the laws of the Commonwealth of Massachusetts.

                                 EXHIBIT INDEX
                                 -------------


Exhibit
-------

 3.1           Restated Articles of Organization, as Amended (1)

 3.2           Amended and Restated By-laws  (2)

 4.1           Form of Stock Certificate (2)

10.1           1992 Equity Incentive Plan, as amended. Filed herewith.

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