Form 10-Q
period 1998-09-30
MICROTOUCH SYSTEMS INC
filed 1998-11-06
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                        Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)



Massachusetts                                      04-2802971
-------------                                      ------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


300 Griffin Park, Methuen, MA                      01844
-----------------------------                      ------------
(Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number
-----------------------------
including area code:                               978-659-9000
-------------------                                ------------


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

As of October 12, 1998 there were outstanding: 7,456,000 shares of common stock of the Registrant.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE NO.
PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements
            Consolidated Balance Sheets - September 30, 1998
            and December 31, 1997                                      3

            Consolidated Statements of Operations - Three
            and Nine Months Ended
            September 30, 1998 and 1997                                4

            Consolidated Statement of Stockholders'
            Equity - Nine Months Ended September 30, 1998              5

            Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 1998 and 1997                   6

            Notes to Consolidated Financial Statements                 7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10


PART II     OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                          13


            SIGNATURES                                                14

            Exhibit Index                                             15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)

                                                                          September 30,      December 31,
                                                                              1998              1997
                                                                          ------------       -----------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         956      $     9,477
   Marketable securities...............................................         31,675           25,274
   Accounts receivable, net of allowances of $5,340 at September
     30, 1998 and $ 5,169 at December 31, 1997                                  22,560           17,348
   Inventories.........................................................         14,506           19,075
   Deferred income taxes...............................................          5,661            6,869
   Prepaid expenses and other current assets...........................          1,605            1,111
                                                                                ------           ------
      Total current assets.............................................         76,963           79,154
Property and equipment, net............................................         16,350           13,308
Other assets...........................................................          2,309            2,375
                                                                                ------           ------
                                                                         $      95,622      $    94,837
                                                                                ======           ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and short-term notes payable...............................   $      6,604      $     5,849
  Accrued expenses.....................................................         10,690           10,040
                                                                               -------           ------
         Total current liabilities.....................................         17,294           15,889

Long-term notes payable................................................            105               --
                                                                               -------           ------
          Total Liabilities............................................         17,399           15,889

Stockholders' equity
  Preferred stock, $.01 par value per share--
        500,000 shares authorized, none issued and outstanding
        at September 30, 1998 and December 31, 1997....................             --               --
  Common stock, $.01 par value per share - 20,000,000 authorized at September 30, 1998 and December 31, 1997;  8,236,255 issued
   at September 30, 1998 and 8,220,623 issued at December 31, 1997.....             82               82
 Additional paid-in capital............................................         62,404           61,963
 Treasury stock at cost  728,676 and 220,049 shares at
    September 30, 1998 and  December 31, 1997..........................        (10,326)          (3,333)
 Other comprehensive income............................................         (1,998)          (1,007)
  Retained earnings....................................................         28,061           21,243
                                                                               -------           ------
          Total stockholders' equity...................................         78,223           78,948
                                                                               -------           ------
                                                                          $     95,622      $    94,837
                                                                               =======           ======


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (AMOUNTS IN 000'S EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER  30,
                                                     ------------------------------      -----------------------------
                                                          1998              1997              1998             1997
                                                       ----------        ----------        -----------      ----------

Net sales.......................................     $     34,948      $     32,829      $     107,800    $     95,180
Cost of sales...................................           21,503            20,749             67,276          59,765
                                                     ------------      ------------      -------------    ------------
Gross profit....................................           13,445            12,080             40,524          35,415

Operating expenses:
  Research and development......................            2,523             1,998              7,089           5,771
  Sales and marketing...........................            5,167             4,488             16,155          13,746
  General and administrative....................            2,502             1,988              7,334           5,905
  Amortization of intangible assets.............              121               119                381             357
                                                     ------------      ------------      -------------    ------------
     Total operating expenses...................           10,313             8,593             30,959          25,779
                                                     ------------      ------------      -------------    ------------

Operating income................................            3,132             3,487              9,565           9,636

Other income....................................              311               139                538             872
Arbitration costs...............................            -----              ----              -----             595
                                                     ------------      ------------      -------------    ------------

Income before provision for income taxes........            3,443             3,626             10,103           9,913

Provision for income taxes......................            1,102             1,256              3,233           3,519
                                                     ------------      ------------                       ------------

Net income......................................     $      2,341      $      2,370      $       6,870    $      6,394
                                                     ============      ============      =============    ============

Earnings per share:
   Basic........................................     $       0.30      $       0.30      $        0.88    $       0.81
   Diluted......................................     $       0.30      $       0.28      $        0.86    $       0.77

Weighted average common and common
equivalent shares:
   Basic........................................            7,686             7,975              7,794           7,914
   Diluted......................................            7,815             8,447              7,960           8,349


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)


                                        Common Stock     Additional      Other                     Treasury Stock         Total
                                      -----------------   Paid-in    Comprehensive   Retained   --------------------  Stockholders'
                                       Shares    Amount   Capital    Income (loss)   Earnings     Shares     Amount      Equity
                                      ---------  ------  ----------  --------------  --------   ---------  ---------  -------------
Balance December 31, 1997             8,220,623  $   82     $61,963        $(1,007)   $21,243   (220,049)  $ (3,333)        $78,948
Exercise of stock options                15,632      --         250                       (52)     6,325         96             294
Employee stock purchase plan                                                                      15,048        227             227
Compensation expense related
   to common stock options                                      191                                                             191
Effect of exchange rate changes                                               (986)                                            (986)

Unrealized loss on securities
   available for sale, net of tax                                               (5)                                              (5)

Purchase of treasury stock                                                                      (530,000)    (7,316)         (7,316)

Net income                                                                              6,870                                 6,870
                                    -----------------------------------------------------------------------------------------------
Balance September 30, 1998            8,236,255  $   82     $62,404        $(1,998)   $28,061   (728,676)  $(10,326)        $78,223
                                    ===============================================================================================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                               (AMOUNTS IN 000S)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -----------------------------
                                                                            1998              1997
                                                                         -----------       -----------
Cash flows from operating activities:
       Net income                                                      $      6,870      $      6,394
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities--
        Depreciation and amortization                                         4,872             2,218
         Deferred income taxes                                                                    (13)
        Compensation expense related to common stock options                    191                23
        (Increase) decrease in assets--
          Accounts receivable                                                (5,212)           (6,986)
          Inventories                                                         4,569            (4,435)
          Prepaid expenses and other assets                                     407            (1,036)
        Increase (decrease)  in liabilities--
          Accounts payable                                                      755              (777)
          Accrued expenses                                                      652             2,281

             Net cash provided by (used in) operating activities             13,104            (2,331)
Cash flows provided by (used in) investing activities:
     Purchase of property and equipment, net                                 (7,431)           (6,664)
      Sale and maturity of marketable securities                              5,180            11,948
     Purchase of marketable securities                                      (11,621)           (9,386)
                                                                       ------------      ------------
             Net cash (used in) investing activities                        (13,872)           (4,102)

Cash flows provided by (used in) financing activities:
      Exercise of stock options and employee stock purchase
          Plan                                                                  521             2,221
        Proceeds from long-term debt                                            105
        Purchase of treasury stock                                           (7,316)             ----
        Tax benefit from exercise of stock options and
           disqualifying dispositions                                          ----             1,794
                                                                       ------------      ------------

             Net cash provided by (used in) financing activities             (6,690)            4,015

Effect of exchange rates and other on cash                                   (1,063)             (544)
                                                                       ------------      ------------

Net decrease in cash                                                         (8,521)           (2,962)
Cash, beginning of period                                                     9,477             9,818
Cash, end of period                                                    $        956      $      6,856
                                                                       ============      ============
Supplemental disclosures of cash flow information:
Interest paid                                                          $         40      $         99
                                                                       ============      ============

Income taxes paid                                                      $      1,281      $      3,032
                                                                       ============      ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

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

(3)       Interim Consolidated Financial Statements
          -----------------------------------------

          The accompanying consolidated financial statements as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

          Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

(Amounts in 000's except per       THREE MONTHS ENDED          NINE MONTHS ENDED
share data)                        ------------------          -----------------
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                     -------------               -------------
                                   1998          1997           1998        1997
                                   ----          ----           ----        ----
BASIC EARNINGS PER SHARE

Net Income:                        $2,341       $2,370         $6,870      $6,394
                                   ------       ------         ------      ------
Weighted Average Common Shares
Outstanding:                        7,686        7,975          7,794       7,914
                                   ------       ------         ------      ------

Basic Earnings Per Share           $ 0.30       $ 0.30         $ 0.88      $ 0.81
                                   ------       ------         ------      ------


                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                             ------------------      ---------------
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                -------------          -------------
                                              1998        1997        1998        1997
                                             ------      ------      ------      ------
DILUTED EARNINGS PER SHARE
Net Income:                                  $2,341      $2,370      $6,870      $6,394
                                             ------      ------      ------      ------
Weighted Average Common Shares
Outstanding:                                  7,686       7,975       7,794       7,914
                                             ------      ------      ------      ------
Weighted Average Number of  Dilutive
 Potential Common Shares:                       129         472         166         435
                                             ------      ------      ------      ------
Weighted Average Number of Shares
Outstanding as Adjusted:                      7,815       8,447       7,960       8,349
                                             ------      ------      ------      ------

Diluted Earnings Per Share:                  $ 0.30      $ 0.28      $ 0.86      $ 0.77
                                             ------      ------      ------      ------

(5)       Recent Accounting Pronouncements
          --------------------------------

          Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts. The Company's comprehensive earnings for the three months ended September 30, 1998 and 1997 were as follows ( in thousands):

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 ------------------         -----------------
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                   -------------              -------------
                                                 1998         1997          1998         1997
                                                 ----         ----          ----         ----
Net Income                                      $ 2,341     $2,370         $6,870      $6,394
Currency translation adjustment                  (1,153)      (438)          (986)       (544)
 Unrealized gain ( loss ) on marketable               -         17             (5)        (44)
  securities, net of tax
                                                -------    -------        -------     -------
 Comprehensive Income                           $ 1,188    $ 1,949        $ 5,879     $ 5,806
                                                =======    =======        =======     =======

The accumulated balances for the components of Other Comprehensive Income are:

                                                     Unrealized    Accumulated
                                        Foreign     Gain ( Loss)      Other
                                        Currency   On Marketable  Comprehensive
                                      Translation    Securities       Income
                                      -----------  -------------  -------------
     Balance December 31, 1996         $  (533)        $105         $  (428)
     Change in Period                     (544)         (44)           (588)
                                       -------         ----         -------
     Balance September 30, 1997        $(1,077)        $ 61         $(1,016)
                                       =======         ====         =======

     Balance December 31, 1997         $(1,091)        $ 84         $(1,007)
     Change in Period                     (986)          (5)           (991)
                                       -------         ----         -------
     Balance September 30, 1998        $(2,077)        $ 79         $(1,998)
                                       =======         ====         =======


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

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                PERCENTAGE OF TOTAL REVENUE
                                      ------------------------------------------------
                                          THREE MONTHS                NINE MONTHS
                                             ENDED                       ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                      --------------------       ---------------------
                                       1998          1997           1998         1997
                                       ----          ----           ----         ----
Net Sales                              100.0%        100.0%         100.0%       100.0%
Cost of Sales                           61.5          63.2           62.4         62.8
                                      ------        ------         ------       ------
    Gross Profit                        38.5          36.8           37.6         37.2
Operating Expenses:
  Research & Development                 7.2           6.1            6.6          6.1
  Sales & Marketing                     14.8          13.7           14.9         14.4
  General & Administrative               7.2           6.1            6.8          6.2
  Amortization of Intangible Assets       .3            .4             .4           .4
    Total Operating Expenses            29.5          26.3           28.7         27.1
                                      ------        ------         ------       ------
Operating Income                         9.0          10.5            8.9         10.1
Other Income                             0.9           0.4             .5          0.9
Arbitration costs                        ---           ---            ---          0.6
                                      ------        ------         ------       ------
Income Before Provision for Income Tax   9.9          10.9            9.4         10.4
Net Income                               6.7           7.1            6.4          6.7


NET SALES Net sales in the quarter ended September 30, 1998 increased over the corresponding period of 1997 by $2,119,000 or 6% to $34,948,000. For the nine-month period ended September 30, 1998, net sales increased $12,620,000 or 13% to $107,800,000. The increase in both the three and nine-month periods ended September 30, 1998 reflected increases in international touchscreen sales, sales to the domestic non-gaming markets and from the sale of electronic whiteboards. For the three-month period ended September 30, 1998, international sales accounted for 43% of net sales, a decrease from 49% of net sales for the comparable period of 1997, reflecting an increased proportion of domestic touchscreen non-gaming volume and domestic whiteboard volume. For the nine-month period ended September 30, 1998, international sales accounted for 47% of net sales as compared to 41% for the nine-month period ended September 30, 1997.

GROSS PROFIT Gross profit for the three and nine-month periods ended September 30, 1998 was $13,445,000 and $40,524,000, which represents increases of 11% and 14%, respectively, over the corresponding periods of 1997. As a percentage of net sales, gross profit increased from 36.8% in the third quarter of 1997 to 38.5% in the third quarter of 1998. The increase in third quarter gross margins primarily reflects improved revenue mix in the touchscreen business towards higher margin kit sales as well as realization of operating efficiencies from recent capital expenditure investments in the touchscreen business. For the nine-month period ended September 30, 1998, gross profit, as a percentage of net sales, increased slightly to 37.6% from 37.2% in the same period in 1997.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended September 30, 1998 increased over the corresponding period of 1997 by $525,000 or 26%. As a percentage of net sales, research and development expenses increased from 6% in the third quarter of 1997 to 7% in the third quarter of 1998. This increase reflects the continued investment in core touchscreen technologies and new product initiatives, particularly in the resistive product area. For the nine-month period ended September 30, 1998, research and development spending increased $1,318,000 or 23% over the same period in 1997. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies, especially resistive products.

SALES AND MARKETING Sales and marketing expenses in the quarter ended September 30, 1998 increased over the corresponding period of 1997 by $679,000 or 15%, to $5,167,000. As a percentage of net sales, sales and marketing expenses increased from 14% in the third quarter of 1997 to 15% in the third quarter of 1998. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including the opening of a new sales office in Spain and the roll-out of new marketing programs designed to generate additional market opportunities and increase market share. For the nine-month period ended September 30, 1998, sales and marketing expenses increased by $2,409,000 or 18% to $16,155,000. As a percentage of net sales, sales and marketing expenses increased to 14.9% in the first nine months of 1998 as compared to 14.4% in the first nine months of 1997. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including commissions on higher sales levels and increased marketing programs designed to generate new opportunities and expand market share in the Company's core touchscreen business.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended September 30, 1998 increased from the corresponding period of 1997 by $514,000 to $2,502,000. For the nine-month period ended September 30, 1998, general and administrative expenses increased over the corresponding period of 1997 by $1,429,000 or 24% to $7,334,000. As a percentage of net sales, general and administrative expenses increased to 7% from 6% for the three-month periods ended September 30, 1998 and 1997, and for the nine-month periods ended September 30, 1998 and 1997 G&A increased to 6.8% from 6.2%. The absolute increase in spending reflects costs associated with expanding the infrastructure to support domestic and international growth, especially with regard to the Company's management information systems.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended September 30, 1998, operating expenses included $121,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $119,000 for the quarter ended September 30, 1997. For the nine-month period ended September 30, 1998, amortization expense was $381,000 as compared to $357,000 for the comparable period of 1997.

OPERATING INCOME Operating income in the quarter ended September 30, 1998 of $3,132,000 represented a decrease of $355,000, or 10%, as compared to the third quarter of 1997. For the nine-month period ended September 30, 1998, operating income of $ 9,565,000 reflects a decrease of $71,000 or 1% versus the comparable period of 1997.

ARBITRATION COSTS During the second quarter of 1997, the Company recorded $595,000 in one-time special charges related to the final settlement of an arbitration case against Nissha Printing Company Ltd. The Company has not incurred any cost associated with the matter during 1998 and does not expect to incur any additional cost in this matter.

PROVISION FOR INCOME TAXES The Company's effective tax rate for both the three and nine-month periods ended September 30, 1998 was 32% as compared to 35% for the comparable periods of 1997. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes and the inability of the Company to record a tax benefit from certain foreign operating loss carryforwards, offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had net working capital of $59.7 million, including approximately $32.6 million in cash, cash equivalents and marketable securities. The Company reported net cash generated by operating activities of $13.1 million for the nine-months ended September 30, 1998. The cash was generated in part by increased productivity from working capital.

In December 1997, the Board of Directors of the Company authorized a repurchase program of the Company's common stock not to exceed $5 million. In August, 1998 the Board authorized an increase in this limit to $10 million. Under this program the Company has repurchased approximately 530,000 shares at an aggregate cost of $7.3 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During 1998 the Company has invested $7.4 million in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and management information systems to support the Company's infrastructure of its expanding worldwide operations.

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

                            READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material year 2000 issues exist with software or embedded technology contained within its' product offerings. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All business systems have been upgraded and are believed to be compliant. Work continues on international facilities systems and these conversions are scheduled for completion by the end of the first quarter of 1999. Because the upgrades are being installed by existing employees and consultants of the Company in conjunction with their normal duties, and the software upgrades would have been purchased in the normal course of business, the Company has not been able to isolate the cost of making these systems compliant. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

The Company has not fully determined the extent to which the systems of customers and vendors with whom the Company has material relationships may not be compliant. There can be no assurance that the systems of other companies which the Company deals with will be converted on a timely basis. Such failure to convert by another company could possibly have a material negative effect on the Company's consolidated financial position, results of operations or cash flows.

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


(b)       Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MicroTouch Systems, Inc.


Dated: November 5, 1998                 BY: /s/Geoffrey P. Clear
                                           ------------------------
                                            Geoffrey P. Clear
                                            Vice President -
                                            Finance & Administration,
                                            Chief Financial Officer &
                                            Treasurer

                        EXHIBIT INDEX
                        -------------


Exhibit
-------

  3.1        Restated Articles of Organization, as Amended (1)

  3.2        Amended and Restated By-laws  (2)

  4.1        Form of Stock Certificate (2)

  27         Financial Data Schedules. Filed herewith


             (1) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.

             (2) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 1992 (Registration Statement No. 33-47874) and incorporated herein by reference.