Form 10-K
period 1998-12-31
MICROTOUCH SYSTEMS INC
filed 1999-02-22
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________
                                   Form 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(k) OF THE SECURITIES EXCHANGE  ACT OF
               1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                  -----------

Commission file number: 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name or registrant as specified in its charter)
                                  ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 8, 1999, was approximately $92,660,000 (based on the last price of such stock as reported by NASDAQ Stock Market on such date).

The number of shares outstanding of each of the registrant's classes of capital stock, as of January 8, 1999 was:
                Common Stock, $0.01 par value                   7,296,651

Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held June 24, 1999 are incorporated by reference into Part III of this Form 10-K.

ITEM I    BUSINESS
          --------

General

     MicroTouch Systems, Inc. (the "Company" or "MicroTouch") is a leading supplier of touch and pen sensitive input systems including touchscreens and electronic whiteboards. The Company's principal products are its touch sensitive screens, which are based on the Company's two primary technologies - analog capacitive sensing (referred to as ClearTek(R)) and resistive membrane (known as TouchTek/(TM)/). In both the capacitive and resistive membrane cases, the screens are configured to CRT monitors and flat panel displays. The Company believes its touchscreens are well suited for a wide variety of markets and applications where ease of use, speed, accuracy and durability are desirable.

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

     The Company has expanded its product line primarily through internal development as well as acquisitions in the past. Technologies acquired through acquisition include kiosk and resistive membrane technology. Over the past three years, the Company has developed and begun marketing a new product referred to as an electronic P.C. whiteboard. This new product, marketed under the trademark of Ibid, allows the user to write or draw information on a whiteboard and then to electronically view and transfer the written information to a desktop or notebook P.C.

     The discussion contained in this section and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Strategy

     MicroTouch's objective is to be the leading worldwide supplier of touch products and to exploit opportunities in other touch and related markets through the development and acquisition of complementary technologies and product lines. The key elements of the Company's strategies are as follows:

     Focus on Vertical Markets. The Company's strategy for its touch products is to focus on vertical markets in which the Company believes touch technology offers significant benefits and appeals to a broad customer base. The Company's sales force is organized into geographic territories that focus on customers within these distinct vertical markets. In addition, specialized experts exist within the sales force for several of the vertical markets including point-of-sale cash registers, interactive kiosks, medical applications, mobile information devices and gaming and entertainment equipment.

     Target Developers of End User Applications. The Company directs its sales efforts for its touch products toward original equipment manufacturers (OEMs), value added resellers (VARs), system integrators and high-volume end users, which the Company believes are best able to develop and market applications for the Company's targeted vertical markets. The Company seeks to have its products designed into the end user systems or products of these customers.

     Provide Flexible Product Offerings. The Company works closely with its customers to understand their businesses and product requirements. The Company offers its ClearTek and TouchTek touchscreens, and TouchPen sensors in a variety of standard and customized configurations to meet the diverse needs of the markets which it serves. The ThruGlass products which allows for gloved touch operation of a computer through up to an inch of glass, can also be customized to meet the requirements of emerging end user applications. The Company's Factura kiosk products are offered in both standard off-the-shelf format, as well as in customized versions.

     Enhance and Expand Technology. The Company's traditional technology is its proprietary analog capacitive sensing technology. MicroTouch seeks to improve its products by enhancing this technology through the development of new glass coating techniques, custom ASICs, controllers, software algorithms and software drivers. The Company also seeks to develop new technologies through internal development, licensing or acquisitions. The Company has developed TouchPen, a touch and stylus sensitive device used for pen-based applications. The Company is also continuing to market ThruGlass, which allows touch to be sensed through other conductive media. During the past year, the Company has significantly enhanced its resistive membrane technology through product development programs similar to those undertaken for the capacitive product line. Finally, the electronic whiteboard product was developed based on resistive technology obtained in the 1995 Touch Technology acquisition, a business engaged in the development and marketing of touch sensitive sccreens primarily using resistive membrane technology.

     Pursue New Market Opportunities. The Company is currently applying its existing technologies to new market opportunities where it believes these technologies can have significant growth potential. These opportunities include consumer devices for resistive technology and, with respect to TouchPen applications, use for pen computing, videoconferencing and image manipulation in interactive kiosks, a market in which the Company also offers its Factura products.

     Expand International Markets. The Company has increased its international presence through the opening of foreign sales offices and manufacturing facilities. The Company currently has touchscreen sales and manufacturing facilities in the United Kingdom and Australia and sales offices in France, Germany, Italy, Spain, Japan, Taiwan, Korea and Hong Kong. The Company's international sales, including U.S. export sales, increased from $36.2 million in 1996 to $57.4 million in 1997 and to $71.4 million in 1998.


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

     High Resolution. The Company's touch screens have a resolution of at least 1,024 by 1,024 points. Because the controller averages the entire area of finger contact and reports a single point, even a finger is able to obtain pixel-level control of the cursor on a display. This resolution allows for the creation of detailed menus and greater flexibility in screen design.

     Resistant Properties. The capacitive nature of the Company's touchscreens allows them to function unimpaired even when contaminants such as water, dirt or grease build up on the surface. This is an important feature in factory environments, public locations and restaurants.

     Durability. With its proprietary glass overcoat, the Company's touchscreens are scratch, wear and chemical resistant. In addition, the glass sensor may be optically bonded to the computer screen in a process designed to give structural support to the screen. Durability is an important feature in applications such as entertainment and point of sale, which are characterized by frequent use.

     Ease of Integration. The Company's glass sensors are easily fabricated into a variety of shapes and sizes and are readily installed in displays in a manner that results in a professional looking fit and finish.

     Resistive Membrane Technology. The Company's TouchTek "resistive membrane" technology has several attributes that are similar to those of its capacitive systems. TouchTek screens work by creating a uniform voltage field on a glass substrate. When a plastic top sheet is compressed into contact with the glass layer, current is drawn from each side of the glass layer in proportion to the distance from the edge. An electronic controller calculates the position of the finger based on the current flows. Some of the Company's resistive products fall into a category known as 5-wire resistive and the Company has recently placed more emphasis on offering 4-wire resistive products for certain specialty consumer device applications as customer requirements dictate.

     ThruGlass Technology. MicroTouch's ThruGlass technology operates by projecting voltage fields out from the conductive surfaces of transparent glass connected to a controller. When an individual touches the window in front of the projected capacitive touchscreen, minute changes in the voltage field are detected and the touch is assigned to a location on the sensor.

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

     There are several alternative touch technologies currently in use by other manufacturers. These technologies include (i) resistive membrane products similar to the Company's; (ii) scanning infrared, which uses a grid of infrared beams; (iii) surface acoustic wave or "SAW" screens, which are based on the transmission of acoustic waves across a glass overlay; (iv) guided acoustic wave or "GAW" screens, which are based on the transmission of acoustic waves through a glass surface; and (v) piezo technology, in which piezo, or pressure, sensors convert touch forces into electrical signals.


Products

     Markets, Applications and Customers

     The Company sells its products into a variety of markets, including self-service kiosks, point of information displays, point of sale equipment, gaming and entertainment systems, industrial and medical systems and training and business systems. Specific customer applications include; airline and movie theatre ticketing, exhibits and trade shows, tourist information centers, museum exhibit guides, restaurant and merchandise cash registers, customer self service, casino video gaming machines, bartop entertainment gaming, children's entertainment kiosks, process control, video banking and ATM's, financial trading and portable information devices.

     Touchscreens

     The Company's principal product line over the last several years has been the ClearTek 2000 Touch Screen. The Company recently introduced its next generation capacitive product, the ClearTek 3000 touchscreen, in a variety of configurations, including kits comprised of touch sensors and controllers or chipsets, and fully configured touchscreen monitors. In addition, the Company customizes its products to accommodate particular customer needs.

     The new ClearTek 3000 Touch Screen system has a resolution of 1,024 by 1,024 points and interprets the entire area of touch contact as a single point, giving a finger the ability to select targets as small as a single pixel. The screen detects a touch in as little as 8-12 milliseconds making it fast in operations such as hitting buttons on a touchscreen-based cash register. The TouchTek resistive touchscreen systems utilize a conductively coated plastic top sheet over a conductively coated and rigid bottom sheet, usually glass. Resistive kits are configured similarly to capacitive kits. The principal elements of both the ClearTek 3000 and the TouchTek product lines include the following:

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

     Controllers. Controllers offered by the Company have USB, serial, PC bus, ADB or TTL interfaces and will operate with any of the Company's touchscreens. Capacitive chipsets, which include a proprietary ASIC, are sold to larger volume OEMs for incorporation into the electronics of their systems.

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

     Touch Enabled Monitors

     The Company also sells several lines of fully integrated standard monitors which range in size from 13 to 25 inches and support popular graphics standards. These monitors are typically purchased from display manufacturers and equipped by the Company with an optically bonded sensor and a controller. The Company also provides integration services for monitor customers.

     Electronic Whiteboard

     The Company markets a line of electronic PC whiteboards including both personal (2 foot by 3 foot) boards as well as larger (3 foot by 4 foot and 4 foot by 6 foot) conference room boards. The Company's electronic whiteboard product is a variation of the resistive membrane technology used in the TouchTek line.


Sales and Marketing

     MicroTouch markets and sells its touch products primarily through VARs, OEMs and systems integrators, and to high volume end-users. The Company employs a direct sales force for domestic sales and supports its marketing efforts with trade show attendance, telemarketing, advertising and public relations.

     As of December 31, 1998, the Company's sales and support function consisted of 134 persons. The sales force is organized into several geographic sales groups, each focusing on a separate set of regional customers, and is augmented by several vertical market specialists.

     The Company markets its touch products in Europe through its U.K. subsidiary, MicroTouch Systems, Ltd. MicroTouch Systems, Ltd. sells through various European distributors and sells direct in the U.K., Germany, France, Spain and Italy. This subsidiary also assembles touch monitors from touchscreen kits exported from the U.S. and monitors purchased in Europe. During 1996, the Company established a direct sales office in Italy and an office was established in Spain in 1998. In Japan, the Company sells its products through MicroTouch Systems, KK. In 1994 MicroTouch established a direct sales and manufacturing presence to serve the Australian and New Zealand touchscreen markets providing a base from which to continue sales of MicroTouch products primarily to the Australian gaming market. The Company opened a sales office in Taiwan in 1995 and in Korea and Hong Kong in 1997. The Company's total international sales, including U.S. export sales, accounted for approximately 38%, 45% and 49% of total sales in 1996 ,1997 and 1998, respectively.

     The Company plans to continue to increase its sales presence, both domestically and overseas, in an effort to broaden its potential customer base and to intensify its efforts in its targeted markets. As part of this plan, the Company intends to increase its worldwide sales force and add additional distributors and agents.

     The Company offers a 30-day money back guaranty on its touchscreen products to first-time buyers. This offer pertains only to the first unit purchased and is void if the unit is altered by the customer in any way. Additionally, the Company generally replaces products not meeting its specifications that are returned by any customer within 30 days of receipt. The Company provides reserves for estimated returns and believes that such reserves are adequate. The amount of product returns was approximately $4.1 million, $4.5 million and $4.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. While the Company believes that its reserves for product returns are adequate, there can be no assurance that the Company will not experience increased product returns. Any such increase in product return claims could have a material adverse effect on the Company's results of operations.

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

Research and Development

     The Company's future success depends in large part upon the timely enhancement of existing products and the continued development of new products to address new market opportunities. Accordingly, the Company intends to continue to devote significant resources to increasing the performance of its existing products, especially its capacitive technology, developing new products from its existing technologies and developing new technologies. The Company has, in the past, augmented and may continue to augment its research and development efforts through the acquisition or licensing of new technologies. The Company's research and development efforts in the touch screen area are primarily focused on expanding the range of configurations offered, enhancing product features, expanding the capability of drivers to interact with different types of computer operating systems and refining existing products to increase manufacturing efficiency and reduce costs. The Company's development efforts are also directed toward improving the product features and enhancing the underlying technology of its various product lines. There can be no assurance that the Company will successfully complete such development efforts or that these product developments will achieve market acceptance.

     As of December 31, 1998, 75 full-time employees of the Company were engaged in research and development activities. In addition, the Company frequently engages independent consultants to supplement its own research and development efforts and to gain access to expertise in specific technical areas.

Proprietary Rights and Licenses


     The Company relies on a combination of patents, trade secrets and know how to establish and protect its proprietary rights.

     The Company acquired exclusive rights to its core analog capacitive technology under a worldwide license from Peptek, Inc. and its affiliate, Mr. Jim Zeeger (the "Peptek License"). Under the Peptek License, the Company has the exclusive right to use all technology covered by the patent claims in the manufacture and sale of the Company's touchscreen and similar products. The patents licensed under the Peptek License include claims of rights to the configuration of the electrodes installed around the perimeter of the glass sensor of a touchscreen and in the method used to determine the point of finger contact on the surface of the glass sensor. The Peptek License requires the Company to pay royalties based on annual product sales and sublicensing revenues and includes minimum royalty payment provisions. The Peptek License may be terminated by the licensor only in the event of a breach of the license agreement by the Company, which is not remedied within applicable cure periods and in the event of the Company's bankruptcy.

     MicroTouch holds exclusive rights to the patents covering its core proprietary technology until the respective expiration dates of such patents, which currently range from 1999 to 2015. The Company also owns certain other patents and patent applications, related primarily to improvements on, and extensions of, its core technology, as well as certain software algorithms used with the Company's products. Two of the Company's patents expired in 1998. The first is one of two which covers the configuration of the electrodes installed around the perimeter of the glass sensor used in the Company's analog capcitive products. The other perimeter patent expires in the year 2000. The second patent which expired in 1998 covered a video game apparatus, which is not currently used in the Company's products. Several other patents related to the Company's core analog capacitive technology will expire during the period from 1999 to 2000. Although the Company has developed considerable know-how and has substantial experience in the field of analog capacitive technology, which it believes will enable the Company to compete effectively in the future, the expiration of patents covering the Company's core proprietary technology during the next several years may lead to the development by third parties of products that are competitive with those of the Company. The successful development and marketing by third parties of competitive products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company acquired exclusive rights to use its ThruGlass proprietary technology in the touchscreen field, including rights under pending patent applications, under a worldwide license from Moonstone Designs, Ltd. (the "Moonstone License"). Under the Moonstone License, the Company has the exclusive right to use all technology covered by the claims of any patent that may issue in the manufacture and sale of the Company's projected capacitive products. There can be no assurance that such patents will issue or that the claims under such patents may not be reduced from the claims in the patent applications.

     The Company acquired exclusive rights to use certain force based proprietary technology in the touchscreen field, including rights under three patents, under a worldwide license. The Company has the exclusive right to use all technology covered by the claims of the patents in the manufacture and sale of the Company's projected capacitive products.

     Other rights held by the Company include nonexclusive rights to use its resistive technology, including rights under several patents acquired in 1995. In addition, two patents have been granted and applications for two additional U.S. patents on various technology related to whiteboard products have been submitted. The Company was also granted three patents covering software for Internet public access computers and kiosks during 1998.

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

Manufacturing

     MicroTouch's touchscreen manufacturing operations consist primarily of the procurement of glass (coated and fabricated to its specifications) and the manufacture of touch sensors from that glass, the procurement and testing of electrical components specified or designed by MicroTouch, and the assembly, including optical bonding, of completely integrated touchscreen monitors. The majority of the manufacturing activities for both analog and resistive touchscreens are performed at the Company's principal facility in Methuen, Massachusetts. The Company also exports touchscreen kits to its foreign operations for final integration with monitors for distribution in Europe, Japan, the Pacific Rim and Australia. Factura's kiosk manufacturing operations consist primarily of the custom design and manufacture of kiosk enclosures according to customer specifications. The kiosk manufacturing activities are performed at the Factura facility in Rochester, New York. In addition, certain resistive products are manufactured in Austin, Texas on a special project basis.

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

     The Company faces competition from several established touch product vendors as well as a number of smaller companies. Some of these competitors utilize analog capacitive sensing and resistive membrane technologies similar to the Company's technologies. Two of the Company's principal touchscreen competitors, Elo Touch Systems, Inc., a subsidiary of Raychem Corporation, and Carroll Touch Technology, a subsidiary of AMP Incorporated, are operating divisions of larger, diversified industrial companies with greater financial, technical, manufacturing and marketing resources than the Company. Elo Touch Systems markets touchscreens based primarily on resistive and surface acoustic wave technology, and Carroll Touch Technology markets touchscreens based primarily on infrared and guided acoustic wave technology. In addition, several manufacturers, most notably IBM, have developed proprietary touchscreen products in the past but are not currently marketing proprietary products. In the market for pen-based computers, the Company's TouchPen product competes with digitizers marketed by several companies and could compete with products that may be developed in the future by manufacturers that have more significant resources than the Company. While the Company believes that its Factura division is the largest U.S. supplier of kiosk enclosures for touchscreens, the kiosk market is quite fragmented and market share data is not readily available. Products similar to ThruGlass are marketed by at least one competitor to the Company, especially in the European market. Several other companies market electronic whiteboard products similar to those of the Company.

Backlog

     The Company maintains most standard products in inventory and manufactures other standard, modified standard and custom products pursuant to orders from customers. Backlog consists of orders for products, which have a scheduled shipment date within twelve months of the order. Because a large percentage of the Company's orders require products to be shipped in the same quarter in which the order was received, and because orders in the backlog may be canceled and delivery schedules may be changed, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As of December 31, 1997 and 1998, the Company had a backlog of $24.0 million and $23.3 million, respectively.

Employees

     As of December 31, 1998, the Company had 833 full-time employees, of which 522 were engaged in manufacturing, 160 were in sales, marketing and customer service and 75 were in research and development. The Company considers its relations with its employees to be good.


ITEM 2.    PROPERTIES
           ----------

     The Company leases approximately 96,000 square feet of office, engineering and manufacturing space located at 300 Griffin Park, Methuen, Massachusetts. The lease covering these properties expires in April 2003. In addition, the Company is leasing approximately 78,000 square feet in Rochester, New York, the lease for which expires in November, 2002. The Company also leases an aggregate of approximately 89,000 square feet of additional space at its other locations including those in the U.K., France, Germany, Italy, Japan, Australia, Spain, Hong Kong and Taiwan.

     During 1998 the Company expanded the building it owns, which is adjacent to the Methuen, Massachusetts corporate headquarters. This facility now has 70,000 square feet of space and houses its' information technology function, administrative staff and additional touchscreen manufacturing and warehouse space.

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

     During the period from mid 1995 to early 1997, the Company was involved in a case entitled Elo Touch Systems, Inc. v. The Graphics Technology Company, Inc., MicroTouch Systems, Inc. et al, which was in the United States District Court in Knoxville, Tennessee. The case arose from claims by Elo Touch Systems ("Elo") that The Graphics Technology Company, Inc. (the predecessor to the Company's Touch Technology business) manufactured and sold, and that the Company intended to manufacture and sell in the future, certain products which infringe certain patent rights held by Elo. This case was settled by a cross-licensing agreement reached among the parties during 1997.

The Company was a plaintiff in a pending case entitled MicroTouch Systems, Inc. and Peptek, Inc. v. Elo Touch Systems, Inc. which was in the United States District Court in Knoxville, Tennessee. The case arose from claims by the Company and Peptek, Inc. ("Peptek") that Elo manufactured and sold products that infringed certain patent rights held by Peptek and exclusively licensed to the Company. This case was settled by a cross-licensing agreement reached among the parties during 1997.

The Company is a defendant in a case entitled Behne v. MicroTouch Systems, Inc., which is in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch that the Company had discriminated against her during her employment at the Company. The case is scheduled for hearing in late February/early March, 1999. The Company believes that the claims are without merit but no assurances can be given as to the outcome of this legal matter.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

        The Company submitted no matters to a vote of its shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           --------------------------------------------------------------------
     MATTERS
     -------

     The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "MTSI." The following table sets forth the range of high and low sales prices per share.

                                                        High       Low
--------------------------------------------------------------------------
1998
First Quarter                                          $19.63     $13.38
Second Quarter                                         $20.94     $14.50
Third Quarter                                          $18.63     $10.88
Fourth Quarter                                         $16.88     $12.25

1997
First Quarter                                          $28.75     $18.50
Second Quarter                                         $26.00     $17.13
Third Quarter                                          $34.88     $22.75
Fourth Quarter                                         $31.00     $13.00
--------------------------------------------------------------------------

     The Company has never paid a cash dividend on its common stock and currently expects that future earnings will be retained for use in its business. As of January 28, 1999, the Company had 289 stockholders of record.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA


     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1998 have been derived from the Company's consolidated financial statements. The consolidated financial statements for each of the five years in the period ended December 31, 1998 have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this document.

                                                                        Years Ended December 31,
                                                     ---------------------------------------------------------------
                                                        1994          1995          1996          1997          1998
                                                     -------       -------       -------      --------      --------
                                                                        As
                                                                  Restated
                                                               (in thousands, except per share amounts)
Statement of Operations Data:
Net sales.......................................     $58,855       $76,718       $95,045      $128,481      $144,370
Cost of sales...................................      35,464        47,735        58,995        83,553        88,950
                                                     -------       -------       -------      --------      --------
     Gross profit...............................      23,391        28,983        36,050        44,928        55,420
Operating expenses:
   Research and development.....................       3,411         5,027         7,225         7,985        10,904
   Sales and marketing..........................       8,240        11,607        13,568        18,765        21,235
   General and administrative...................       3,413         5,314         6,360         7,944        10,012
   Amortization of intangible assets and
      purchased technology......................         104           381           460           477           502
   Write-off of purchased technology and
      related assets............................         ---         1,985           ---           ---           ---
   Purchased in-process research and
      development and related costs.............         ---         3,000           ---           ---           ---
                                                     -------       -------       -------      --------      --------
     Total operating expenses...................      15,168        27,314        27,613        35,171        42,653
                                                     -------       -------       -------      --------      --------
Operating income................................       8,223         1,669         8,437         9,757        12,767
Other income, net ..............................         786         2,014         1,464           579         1,009
Arbitration costs...............................         ---         1,019           954           595           ---
                                                     -------       -------       -------      --------      --------
Income before provision for income taxes........       9,009         2,664         8,947         9,741        13,776
Provision for income taxes......................       3,336           980         3,250         3,330         4,408
                                                     -------       -------       -------      --------      --------
Net income......................................     $ 5,673       $ 1,684       $ 5,697      $  6,411      $  9,368
                                                     =======       =======       =======      ========      ========
Earnings per share:
        Basic...................................     $  0.84       $  0.21       $  0.74      $   0.81      $   1.22
        Diluted.................................     $  0.77       $  0.20       $  0.71      $   0.77      $   1.20
Weighted average common shares
  outstanding and dilutive potential common
  shares outstanding
        Basic...................................       6,722         8,114         7,695         7,941         7,672
        Diluted.................................       7,321         8,607         8,066         8,349         7,815

                                                                              December 31,
                                                     ---------------------------------------------------------------
                                                        1994          1995          1996          1997          1998
                                                     -------       -------       -------       -------      --------
                                                                        As
                                                                  Restated
                                                                            (in thousands)
Balance Sheet Data:
Working capital..................................     $63,245      $55,748       $58,372       $63,265      $ 59,060
Total assets.....................................      77,647       76,353        85,048        94,837       104,345
Stockholders' equity.............................      67,856       63,851        69,170        78,948        78,369

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

The following table sets forth for the fiscal periods indicated, the percentage of total revenues represented by certain items in MicroTouch's statement of operations:

                                        Percentage of Total Revenues

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                           1996       1997        1998
                                                                           ----       ----        ----
Total Revenues                                                           100.0%     100.0%      100.0%
Cost of Sales                                                             62.1%      65.0%       61.6%
   Gross Profit                                                           37.9%      35.0%       38.4%
Operating Expenses:
   Research and Development                                                7.6%       6.2%        7.6%
   Sales and Marketing                                                    14.2%      14.6%       14.7%
   General and Administrative                                              6.7%       6.2%        6.9%
   Amortization of intangible assets and purchased technology               .5%        .4%         .4%
     Total Operating Expenses                                             29.0%      27.4%       29.6%
Operating Income                                                           8.9%       7.6%        8.8%
Other Income, net                                                          1.5%        .5%         .7%
Arbitration costs                                                          1.0%        .5%        ---
Income Before Provision for Income Taxes                                   9.4%       7.6%        9.5%
Net Income                                                                 6.0%       5.0%        6.5%

Years Ended December 31, 1998 and 1997

Net Sales. Net sales in the fiscal year ended December 31, 1998 increased from the corresponding period of 1997 by $15.9 million, or 12%, to $144.4 million. The increase in net sales primarily reflects increased international sales volume. Sales from international operations were $68.9 million or 48% of total sales and represented an increase of $15.0 million or 28% over international sales in the comparable period of 1997. This increase primarily reflects higher touchscreen volume into the European and Asia Pacific (excluding Japan) markets.

Gross Profit. Gross profit for the fiscal year ended December 31, 1998 increased over the fiscal year ended December 31, 1997 by $10.5 million or 23%, to $55.4 million. As a percentage of net sales, gross profit increased from 35.0% in the fiscal year ended December 31, 1997 to 38.4% in the fiscal year ended December 31, 1998. The increase in gross margin percent primarily reflects the impact of a $2.3 million (pretax) special non-recurring charge related to the Company's whiteboard products in 1997, as well as increased touchscreen product yields and improved manufacturing efficiencies in 1998.

Research and Development. Research and development expenses for the fiscal year ended December 31, 1998 increased over the corresponding period of 1997 by $2.9 million, or 37%, to $10.9 million. As a percentage of net sales, research and development expenses increased from 6.2% in the fiscal year ended December 31, 1997 to 7.6% in the fiscal year ended December 31, 1998. The increase in spending both on an absolute dollar basis and as a percentage of net sales reflects the initiation of a program to develop a next generation capacitive product line with improved performance and cost savings over the existing product line, as well as advancing its resistive technology. The Company expects that total research and development expenses will most likely increase in the future on an absolute spending basis and as a percentage of net sales primarily due to the research on the Company's core touchscreen technology.

Sales and Marketing. Sales and marketing expenses for the fiscal year ended December 31, 1998 increased over the corresponding period of 1997 by $2.5 million, or 13%, to $21.2 million. As a percentage of net sales, sales and marketing expenses increased slightly from 14.6% for the fiscal year ended December 31, 1997 to 14.7% for the corresponding period of 1998. The increase in absolute spending in 1998 was also the result of sales costs associated with supporting large OEM customers and expanding the Company's Internet presence, as well as the development of a remote sales information systems sales program.

General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1998 increased from the corresponding period of 1997 by $2.1 million, or 26%, to $10.0 million. As a percentage of net sales, general and administrative expenses increased from 6.2% for the fiscal year ended December 31, 1997 to 6.9% for the corresponding period of 1998, primarily as a result of spending to improve systems supporting the Company's infrastructure in the Information Technology and E-commerce areas and legal expenses.

Amortization of Intangible Assets. For the fiscal year ended December 31, 1998, operating expenses included $502,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $477,000 for the corresponding period of 1997.

Operating Income. Operating income for the fiscal year ended December 31, 1998 of $12.8 million represented an increase of $3.0 million, or 31%, over the fiscal year ended December 31, 1997. This increase is primarily due to the revenue increase discussed above and the absence of the previously discussed special whiteboard restructuring charge of $2.3 million taken in 1997.

Other Income, net. Other income in the fiscal year ended December 31, 1998 was $1.0 million as compared to $.6 million for the corresponding period of 1997. Other income in the 1998 period included $1.5 million in interest income, net of interest expenses, as compared to $1.4 million of net interest income for the fiscal year ended December 31, 1997. Foreign exchange losses were $340,000 in the fiscal year ended December 31, 1998, primarily due to currency fluctuations in the Far East, as compared to a loss of $999,000 for the corresponding period of 1997.

Arbitration Costs. During 1997, the Company expensed a final payment amounting to $595,000 in its international arbitration versus Nissha Printing Company Ltd. (See Note 8 to Consolidated Financial Statements)

Provision for Income Taxes. The Company's effective tax rate for the fiscal years ended December 31, 1998 and 1997 was 32.0% and 34.2%, respectively. The effective tax rates differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes partially offset by the benefit related to tax-exempt interest income.

Geographic Segments. Domestic pre-tax income of $9.3 million represented an increase of $1.8 million or 24% over 1997. This increase in pre-tax profit primarily reflects the impact of the $2.3 million non-recurring charge taken in 1997. International pretax income of $4.4 million represented an increase of $2.2 million or 100% over the corresponding period of 1997 on the strength of the previously discussed international sales increases and improved gross margins.

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

Gross Profit. Gross profit for the fiscal year ended December 31, 1997 increased over the fiscal year ended December 31, 1996 by $8.9 million or 24.6%, to $44.9 million. As a percentage of net sales, gross profit decreased from 37.9% in the fiscal year ended December 31, 1996 to 35.0% in the fiscal year ended December 31, 1997. The decrease in gross margin percent primarily reflects the impact of a $2.3 million (pretax) special fourth quarter non-recurring charge for the Company's whiteboard operation, as well as the effect of lower margin whiteboard sales throughout the year. The non-recurring charge consisted primarily of a $1.0 million writedown of inventory and a $1.2 million write-off of capitalized software development costs.

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

Other Income, net. Other income in the fiscal year ended December 31, 1997 was $0.6 million as compared to $1.5 million for the corresponding period of 1996. Other income in the 1997 period included $1.4 million in interest income, net of interest expenses, as compared to $1.3 million of net interest income for the fiscal year ended December 31, 1996. Foreign exchange losses were $999,000 in the fiscal year ended December 31, 1997, primarily due to currency fluctuations in the Far East, as compared to a gain of $143,000 for the corresponding period of 1996.

Arbitration Costs. During 1997, the Company expensed a final payment amounting to $595,000 in its international arbitration versus Nissha Printing Company Ltd. as compared to $1.0 million in arbitration costs incurred in the corresponding period of 1996. (See Note 8 to Consolidated Financial Statements.)

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

Liquidity and Capital Resources

As of December 31, 1998, the Company had net working capital of $59.1 million, including approximately $37.7 million in cash and marketable securities. The Company reported a net cash flow from operating activities of $18.7 million for the fiscal year ended December 31, 1998. Additionally, the Company maintains a $6.0 million bank line of credit, including letters of credit, in the U.S. and a $2.5 million bank line of credit in the U.K. As of December 31, 1998, the Company had $2.3 million outstanding under the U.S. line of credit and $1.5 million outstanding under the U.K. line of credit.

The Company's capital expenditures were approximately $9.5 million in 1998.

In November, 1998 the Board of Directors of the Company extended for the second time a repurchase program of the Company's common stock, originally approved in December, 1997 and extended in August, 1998. The amount of common stock to be repurchased under the 1997 program is not to exceed $13.0 million. In the fiscal year ended December, 1998, the Company repurchased approximately 763,000 shares at an aggregate cost of $10.5 million under this program. These shares have been and will be used for the Company's stock option plans, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

Pending operational needs, the Company has invested its cash in investment grade, short term, interest-bearing securities. The Company believes that these investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements at least through 2000. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

Foreign Exchange Exposure

Significant portions of the Company's operations are conducted in foreign countries, including the United Kingdom of Great Britain, Germany, France, Italy, Spain, Australia, Taiwan, Japan, Hong Kong and Korea. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries, including various European currencies and the Australian dollar, result in fluctuations in the amounts relating to foreign operations reported in the Company's consolidated financial statements. In general, the Company's policy is not to enter into derivative financial instruments or other financial instruments to manage foreign currency exchange rate risk. The Company can provide no assurances that it will not enter into such financial instruments in the future.

Readiness for Year 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material year 2000 issues exist with software or embedded technology contained within its product offerings. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All business systems have been upgraded and are believed to be compliant. Work continues on international facilities systems, and these conversions are expected to be completed by the end of the second quarter of 1999. During the second quarter of 1999, the Company also plans to conduct a testing program to confirm that all installed software upgrades, which have been represented by software vendors as compliant, will indeed function with dates posted as 2000. Because the upgrades are being installed by existing employees and consultants of the Company in conjunction with their normal duties, and the software upgrades would have been purchased in the normal course of business, the Company has not segregated the cost of making these systems compliant. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

The Company has not fully determined the extent to which the systems of customers and vendors with whom the Company has material relationships may not be compliant. There can be no assurance that the systems of other companies which the Company deals with will be converted on a timely basis. No assurance can be given that such failure to convert by another company will not have a material negative effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      1.  Financial Statements


                                                                        Page No.

     Report of Independent Public Accountants                             F-1

     Consolidated Balance Sheets as of
       December 31, 1997 and 1998                                         F-2

     Consolidated Statements of Operations for each of the
       three years in the period ended December 31, 1998                  F-3

     Consolidated Statements of Stockholders' Equity for each of the
       three years in the period ended December 31, 1998                  F-4

     Consolidated Statements of Cash Flows for each of the
       three years in the period ended December 31, 1998                  F-5

     Consolidated Statements of Comprehensive Income for each of
       the three years in the period ended December 31, 1998              F-6

     Notes to Consolidated Financial Statements                           F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MicroTouch Systems, Inc:

We have audited the accompanying consolidated balance sheets of MicroTouch Systems, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTouch Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Boston, Massachusetts
January 22, 1999

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (Amounts in 000s, except share data)

                                                                         December 31,
                                                                         1997         1998
                                                                         ----         ----
                                                        ASSETS
Current assets:
   Cash and cash equivalents (Note 1).............................       $ 9,477      $  5,471
   Marketable securities (Note 1).................................        25,274        32,191
   Accounts receivable, net of allowances of $5,169 at December
    31, 1997 and $4,955 at December 31, 1998                              17,348        23,265
   Inventories  (Note 1)..........................................        19,075        15,954
   Deferred income taxes (Note 4).................................         6,869         6,837
   Prepaid expenses and other current assets......................         1,111         1,217
                                                                         -------      --------
      Total current assets........................................        79,154        84,935
Property and equipment, at cost (Note 1)
   Machinery and equipment........................................        11,343        16,070
   Furniture and fixtures.........................................         1,421         1,560
   Leasehold improvements.........................................         2,979         4,283
   Land and buildings.............................................         4,770         6,426
                                                                         -------      --------
                                                                          20,513        28,339
Less--Accumulated depreciation and amortization...................         7,205        10,887
                                                                         -------      --------
     Net property and equipment...................................        13,308        17,452
Other assets......................................................         2,375         1,958
                                                                         -------      --------
                                                                         $94,837      $104,345
                                                                         =======      ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable (Note 2)........................................       $   ---      $  3,760
    Accounts payable..............................................         5,849         9,336
    Accrued payroll and related costs.............................         3,087         3,011
    Accrued expenses..............................................         6,953         9,768
                                                                         -------      --------
      Total current liabilities...................................        15,889        25,875
Long-term notes payable...........................................           ---           101
                                                                         -------      --------
      Total liabilities...........................................        15,889        25,976
Stockholders' equity  (Note 3)
  Preferred stock, $.01 par value per share--
    500,000 shares authorized, none issued and outstanding at
    December 31, 1997 and 1998....................................           ---           ---
  Common stock, $.01 par value per share--
    20,000,000 shares authorized at December 31, 1997 and 1998;
     8,220,623 issued at December 31, 1997 and 8,256,128 issued at
     December 31, 1998............................................            82            82
  Additional paid-in capital......................................        61,963        62,613
  Treasury stock at cost  220,049 and 959,576 shares at
    December 31, 1997 and 1998....................................        (3,333)      (13,503)
  Cumulative translation adjustment (Note 1)......................        (1,091)       (1,614)
  Net unrealized gain on securities available for sale............            84           232
  Retained earnings...............................................        21,243        30,559
                                                                         -------      --------
      Total stockholders' equity..................................        78,948        78,369
                                                                         -------      --------
                                                                         $94,837      $104,345
                                                                         =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in 000s, except per share data)

                                                               Year Ended December 31,
                                                 ---------------------------------------------------
                                                      1996              1997              1998
                                                 ---------------  ----------------  ----------------
Net sales (Notes 1 and 6)......................         $95,045          $128,481          $144,370
Cost of sales..................................          58,995            83,553            88,950
                                                        -------          --------          --------
     Gross profit..............................          36,050            44,928            55,420

Operating expenses:
  Research and development.....................           7,225             7,985            10,904
  Sales and marketing..........................          13,568            18,765            21,235
  General and administrative...................           6,360             7,944            10,012
   Amortization of intangible assets and
      purchased technology.....................             460               477               502
                                                        -------          --------          --------
       Total operating expenses................          27,613            35,171            42,653
                                                        -------          --------          --------

          Operating income.....................           8,437             9,757            12,767

Other income (expense):
  Interest expense.............................            (173)              (30)             (135)
  Interest income..............................           1,485             1,400             1,662
  Other income/(expense) ......................             152              (791)             (518)
                                                        -------          --------          --------
                                                          1,464               579             1,009
Arbitration costs (Note 8 )....................             954               595               ---
                                                        -------          --------          --------
Income before provision for income
   taxes.......................................           8,947             9,741            13,776
Provision for income taxes (Note 4)............           3,250             3,330             4,408
                                                        -------          --------          --------
Net income.....................................         $ 5,697          $  6,411          $  9,368
                                                        =======          ========          ========

Earnings per share (Note 1):
      Basic....................................         $  0.74          $   0.81          $   1.22
      Diluted..................................         $  0.71          $   0.77          $   1.20

Weighted average common shares outstanding and
 dilutive potential common shares outstanding
 (Note 1):
      Basic....................................           7,695             7,941             7,672
      Diluted..................................           8,066             8,349             7,815

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                      (Amounts in 000s except share data)

                                                                        Accumulated
                                          Common Stock     Additional      Other                     Treasury Stock          Total
                                        -----------------   Paid-in    Comprehensive   Retained   -------------------- Stockholders
                                         Shares    Amount   Capital    Income (loss)   Earnings    Shares     Amount          Equity
                                        ---------  ------  ----------  --------------  ---------  ---------  --------- -------------

Balance December 31, 1995               8,220,623  $   82     $58,984        $  (506)   $12,804   (508,634)  $ (7,513)     $ 63,851
Exercise of stock options                                                                (1,072)   112,143      1,630           558
Employee stock purchase plan                                                                (46)    24,295        358           312
Compensation expense
 related to common stock options                                   40                                                            40
Effect of exchange rate changes                                                  115                                            115
Tax benefit related to exercise of
 stock options and disqualifying
 dispositions                                                   1,072                                                         1,072
Unrealized loss on securities
 available for sale, net of tax                                                  (37)                                           (37)

Purchase of treasury stock                                                                        (163,944)    (2,438)       (2,438)

Net income                                                                                5,697                               5,697

                                        ---------  ------     -------        -------    -------   --------   --------      --------

Balance December 31, 1996               8,220,623      82      60,096           (428)    17,383   (536,140)    (7,963)       69,170
Exercise of stock options                                                                (2,551)   310,979      4,560         2,009
Employee stock purchase plan                                       42                               28,112        416           458
Compensation expense related to
 common stock options                                              30                                                            30
Effect of exchange rate changes                                                 (558)                                          (558)

Tax benefit related to exercise of
 stock options and disqualifying
 dispositions                                                   1,795                                                         1,795
Unrealized loss on securities
 available for sale, net of tax                                                  (21)                                           (21)
Purchase of treasury stock                                                                         (23,000)      (346)         (346)
Net income                                                                                6,411                               6,411

                                        ---------  ------     -------        -------    -------   --------   --------      --------

Balance December 31, 1997               8,220,623      82      61,963         (1,007)    21,243   (220,049)    (3,333)       78,948
Exercise of stock options                  15,623                 247                       (52)     8,725        111           306
Employee stock purchase plan               19,873                 205                               15,048        227           432
Compensation expense related to
 common stock options                                             198                                                           198
Effect of exchange rate changes                                                 (523)                                          (523)
Unrealized loss on securities
 available for sale, net of tax                                                  148                                            148
Purchase of treasury stock                                                                        (763,300)   (10,508)      (10,508)
Net income                                                                                9,368                               9,368

                                        ---------  ------     -------        -------    -------   --------   --------      --------

Balance December 31, 1998               8,256,128  $   82     $62,613        $(1,382)   $30,559   (959,576)  $(13,503)     $ 78,369

                                        =========  ======     =======        =======    =======   ========   ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000s)

                                                                                       Year Ended December 31,
                                                                             -----------------------------------------
                                                                                    1996           1997          1998
                                                                             ------------    ----------   ------------
Cash flows from operating activities:
     Net income                                                                 $  5,697       $  6,411      $  9,368
     Adjustments to reconcile net income to net cash provided by operating activities--
       Depreciation and amortization                                               1,739          3,116         5,870
       Compensation expense related to common stock options                           40             30           198
       (Increase) decrease in assets--
         Accounts receivable                                                      (3,217)        (1,372)       (5,917)
         Inventories                                                              (3,542)        (3,998)        3,121
         Prepaid expenses and other current assets                                   480            (52)         (106)
         Deferred income taxes                                                      (194)        (1,364)           32
         Other assets                                                             (1,138)           750           (60)
       Increase (decrease) in liabilities--
         Accounts payable                                                          1,000         (1,177)        3,487
         Accrued expenses                                                          2,376          1,188         2,739
                                                                                --------       --------      --------
             Net cash provided by operating activities                             3,241          3,532        18,732
Cash flows from investing activities:
      Purchase of property and equipment, net                                     (3,063)        (8,551)       (9,540)
      Sale and maturity of marketable securities                                  18,038         16,287        12,240
      Purchase of marketable securities                                          (13,723)       (14,967)      (19,006)
                                                                                --------       --------      --------
             Net cash provided by (used in) investing activities                   1,252         (7,231)      (16,306)
Cash flows from financing activities:
      Exercise of stock options and sale of common stock, net                        870          2,467           738
      Increase in notes payable                                                  -------        -------         3,861
      Purchase of treasury stock                                                  (2,438)          (346)      (10,508)
      Tax benefit from exercise of stock options
        and disqualifying dispositions                                             1,072          1,795           ---
                                                                                --------       --------      --------
             Net cash provided by (used in) financing activities                    (496)         3,916        (5,909)
Effect of exchange rates on cash                                                     115           (558)         (523)
                                                                                --------       --------      --------
Net increase (decrease) in cash and cash equivalents                               4,112           (341)       (4,006)
Cash and cash equivalents, beginning of period                                     5,706          9,818         9,477
                                                                                --------       --------      --------
Cash and cash equivalents, end of period                                        $  9,818       $  9,477      $  5,471
                                                                                ========       ========      ========

Supplemental disclosures of cash flow information:
     Interest paid                                                              $     84       $     30      $    135
                                                                                ========       ========      ========

     Income taxes paid                                                          $  2,404       $  3,369      $  1,929
                                                                                ========       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                             1996          1997          1998
                                                            ------        ------        ------
Net Income                                                  $5,697        $6,411        $9,368

Currency translation adjustment                                115          (558)         (523)

Unrealized gain/(loss) on marketable securities,
   net of tax                                                  (37)          (21)          148
                                                            ------        ------        ------
 Comprehensive Income                                       $5,775        $5,832        $8,993
                                                            ======        ======        ======

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

        Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                                             1996               1997              1998
                                                          ----------         ----------        ----------
Basic Earnings Per Share
Net Income:                                               $5,697,000         $6,411,000        $9,368,000

Weighted Average Common Shares
Outstanding:                                               7,695,000          7,941,000         7,672,000
                                                          ----------         ----------        ----------

Basic Earnings Per Share                                  $     0.74         $     0.81        $     1.22
                                                          ----------         ----------        ----------

Diluted Earnings Per Share

Net Income:                                               $5,697,000         $6,411,000        $9,368,000

Weighted Average Common Shares
Outstanding:                                               7,695,000          7,941,000         7,672,000

Weighted Average Number of Dilutive
Potential Common Shares:                                     371,000            408,000           143,000
                                                          ----------         ----------        ----------

Weighted Average Number of Shares
Outstanding as Adjusted:                                   8,066,000          8,349,000         7,815,000
                                                          ----------         ----------        ----------

Diluted Earnings Per Share:                               $     0.71         $     0.77        $     1.20
                                                          ----------         ----------        ----------

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

        d)  Cash and Cash Equivalents

        The Company held no liquid investments with original maturities of less than 90 days at December 31, 1997 or December 31, 1998. Cash equivalents are stated at cost, which approximates market value.

        e)  Marketable Securities

        Marketable securities consist of investment-grade, federal tax-exempt municipal bonds. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1998 and 1997 are as follows:

                                                                        Gross Unrealized       Gross Unrealized
                              Market Value          Cost Basis                Gains                Losses
                            ----------------     -----------------     ------------------     ------------------
Tax Exempt Securities
  at December 31, 1998           $32,191,000          $31,850,000              $344,000                 $ 3,000
                                 ===========          ===========              ========                 =======
Tax Exempt Securities
  at December 31, 1997           $25,274,000          $25,143,000              $141,000                 $10,000
                                 ===========          ===========              ========                 =======


        Securities available for sale in the accompanying balance sheet at December 31, 1998 and 1997 include $7,782,000 and $7,341,000, respectively, with contractual maturities of one year or less, $23,346,000 and $17,933,000, respectively, with contractual maturities of one through five years and $1,063,000 and none, respectively, with maturities of more than five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call options that enable the issuer to redeem these securities at an earlier date.

        f)  Inventories

        Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                               December 31,
                                                               ------------
                                                           1997            1998
                                                           ----            ----
     Raw materials..............................    $ 9,826,000     $ 6,286,000
     Work-in-process............................      3,061,000       1,167,000
     Finished goods.............................      6,188,000       8,501,000
                                                    -----------     -----------
                                                    $19,075,000     $15,954,000
                                                    ===========     ===========

        g)  Property and Equipment

        The Company provides for depreciation and amortization, using the straight-line method, through charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives. The estimated useful life for property and equipment is 3 to 5 years except for a building owned by the Company, the life of which is 25 years.

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1)  Summary of Significant Accounting Policies - (Continued)

        i)  Foreign Currency Translation

        The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income and amounted to a gain of approximately $143,000 for the year ended December 31,1996, a loss of approximately $999,000 for the year ended December 31, 1997 and a loss of approximately $340,000 for the year ended December 31, 1998.

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

        k)  Disclosures About Fair Value of Financial Instruments

        SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Company as of December 31, 1998 consist primarily of cash equivalents and marketable securities, short-term trade receivables, payables and notes payable for which the carrying amounts approximate fair values.

        l)  Capitalized Software Development Costs

        Software development costs for new software and for enhancements to existing software are expensed as incurred prior to the establishment of technological feasibility and subsequent to general release of the product. Otherwise software development costs have been capitalized and will be amortized over the estimated life of the product. As of December 31, 1997 the Company had approximately $30,000 of capitalized software included in Other Assets in the accompanying balance sheet. There were no capitalized software costs as of December 31, 1998. In December, 1997 the Company wrote off $1.2 million of development costs associated with its whiteboard products.

        m)  Other Assets

        The Company periodically assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material goodwill balance. If the sum of the expected non-discounted cash flows is less than the carrying amount of goodwill, the Company would recognize an impairment loss. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred at December 31, 1998.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        n)  Comprehensive Income

        Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all non-owner related changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

        o)  Recent Accounting Pronouncements

        In March, 1998 The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

        In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will have no material impact on the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedge allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position and results of operations. The Company does not believe SFAS No. 133 is currently applicable but will continue to review the impact on its financial position or results of operation.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2)  Line of Credit

        The Company has demand bank lines of credit in the U.S. totalling $6,000,000, including letters of credit, under which the Company may borrow on an unsecured basis at the bank's prime rate. There was nothing outstanding under these lines at December 31, 1997 and $2,264,000 outstanding under the lines at December 31, 1998.

        The Company has a demand bank line of credit in the United Kingdom in the amount of approximately $2,500,000 under which the Company may borrow on a secured basis at a negotiated rate. There was nothing outstanding under this line at December 31, 1997 and $1,500,000 outstanding under this line at December 31, 1998.


3)  Stockholders' Equity

        a)  Equity Incentive Plans

        On April 17, 1992, the stockholders of the Company approved, effective January 1, 1992, the 1992 Equity Incentive Plan (the 1992 Plan) which replaced the Company's 1983 Incentive Stock Option Plan (the 1983 Plan). On June 25, 1997 and June 25, 1998, the 1992 Plan was amended by the stockholders of the Company.

        The 1992 Plan, as amended, authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights (SARs), performance shares or restricted stock (the Awards) for the purchase of an aggregate of 2,750,000 shares of common stock, including shares that are issuable pursuant to outstanding stock options under the 1983 Plan. The Board of Directors has appointed the Compensation Committee (the Committee) to administer the 1992 Plan. Awards under the 1992 Plan are granted at the discretion of the Committee, which shall determine the eligible persons to whom, and the times at which, Awards shall be granted, the type of Award to be granted and all other related terms, conditions and provisions of each Award granted. In the case of incentive stock options, the exercise price will not be less than the fair market value of the common stock on the date of Award. In the case of non-qualified stock options, the exercise price will not be less than 50% of the fair market value of the common stock on the date of the award.

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


3)  Stockholders' Equity - (Continued)

        In 1993, options to purchase 200,000 shares were granted to the Company's Chairman of the Board of Directors under a 10 year performance incentive agreement pursuant to the 1992 Plan. These options became exercisable in various installments based on the achievement of certain financial milestones over five years. As of December 31, 1998, 160,000 shares have been exercised and the remaining 40,000 shares were exercisable under this grant.

        Options to purchase 1,425,900 shares of common stock are outstanding under the 1992 Plan at December 31, 1998 and have generally vested at a rate of 25% per year for four years. Options granted after July 31, 1998 vest at a rate of 20% in the first year, 40% in the second year and 40% in the third year. Options to purchase 3,200 shares of common stock were subject to this vesting schedule at December 31, 1998. At December 31, 1998, no SARs, performance shares or other restricted stock have been awarded under the 1992 Plan. As of December 31, 1998, 438,364 shares of common stock are available for future awards under the 1992 Plan.

        Effective February 8, 1994, the Board of Directors adopted the 1994 Director Stock Option Plan (the 1994 Plan). This 1994 Plan was approved by the stockholders of the Company at the annual stockholders' meeting held on June 16, 1995. The 1994 Plan authorizes the grant of non qualified stock options to all directors of the Company who are not employees of the Company or any of its subsidiaries. An aggregate of 200,000 shares of common stock have been authorized for issuance under the 1994 Plan. The Board of Directors administers the 1994 Plan. Under the terms of the 1994 Plan, as amended, each non-employee director, upon initial election to the Board of Directors, shall receive options to purchase 10,000 shares of common stock. In lieu of grants upon election, current directors received initial grants upon the effective date of the adoption of the 1994 Plan. Immediately following the annual meeting of the stockholders each year, each non-employee director of the Company continuing in office shall automatically be granted options to purchase 5,000 shares of common stock. Options are granted at an exercise price equal to the fair market value of the underlying common stock and have generally vested over two years. Options granted on or after June 24, 1998 vest over three years. Options to purchase 25,000 shares of common stock were subject to this vesting schedule as of December 31, 1998.

        Options to purchase 97,500 shares of common stock are outstanding under the 1994 Plan at December 31, 1998. As of December 31, 1998, 82,500 shares of common stock are available for future grants under the 1994 Plan.

        Effective July 31, 1998, the Board of Directors approved the 1998 Stock Option Plan (the 1998 Plan). The 1998 Plan authorizes the grant of non-qualified stock options (the Awards) for the purchase of an aggregate of 1,000,000 shares of common stock. The Board of Directors has appointed the Compensation Committee (the Committee) to administer the 1998 Plan. Awards under the 1998 Plan are granted at the discretion of the Committee, which shall determine the eligible persons to whom, and the times at which, Awards shall be granted, the amount of the Award to be granted and all other related terms, conditions and provisions of each Award granted. The exercise price of each non-qualified stock option granted will not be less than the fair market value of the common stock on the date of the award. Options generally vest over 3 years.

Options to purchase 27,600 shares of common stock were outstanding under the 1998 Plan at December 31, 1998. As of December 31, 1998 972,400 shares of common stock are available for future grants under the 1998 Plan.

        The Company has also granted other non-qualified stock options to purchase shares of common stock, of which options to purchase 15,000 shares of common stock are outstanding at December 31, 1998.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3)  Stockholders' Equity - (Continued)

The following is a summary of the stock option activity for the years ended December 31, 1996, 1997 and 1998:

                                                                         Number of      Exercise Price
                                                                           Shares         per Share
                                                                           ------         ---------
     Outstanding at December 31, 1995...........................           913,868    $ 1.50   -   $36.88
         Granted................................................           489,400     13.00   -    24.00
         Terminated.............................................          (121,925)     6.00   -    21.00
         Exercised..............................................          (112,143)     1.50   -    16.89
                                                                         ---------
     Outstanding at December 31, 1996...........................         1,169,200      1.75   -    36.88
          Granted...............................................           385,307     15.75   -    31.50
          Terminated............................................           (60,043)     6.19   -    26.00
          Exercised.............................................          (310,979)     1.75   -    17.81
                                                                         ---------
     Outstanding at December 31, 1997...........................         1,183,485      1.75   -    31.50
          Granted...............................................           516,745     11.81   -    19.25
          Terminated............................................          (109,873)     7.75   -    31.50
          Exercised.............................................           (24,357)     6.19   -    16.89
                                                                         ---------
     Outstanding at December 31, 1998...........................         1,566,000      1.75   -    31.50
                                                                         =========    ======       ======
     Exercisable at December 31,1998....................................   573,782    $ 1.75   -   $31.50
                                                                         =========    ======   =   ======

        331,650 of the 1,566,000 options outstanding at December 31, 1998 have an exercise price of between $1.75 and $14.50, with a weighted average exercise price of $7.27 and a remaining contractual life of 5 years. Of these options, 280,400 are exercisable. 278,812 options have exercise prices between $14.56 and $15.25 with a weighted average exercise price of $14.89 and a weighted average remaining contractual life of 7 years. 130,618 of these options are exercisable. 356,245 options have an exercise price of $15.50 and a weighted average remaining contractual life of 6 years. Of these options, none are exercisable. 430,043 options have exercise prices between $15.56 and $19.75 with a weighted average exercise price of $18.07 and a remaining contractual life of 7 years. 106,201 of these options are exercisable. The remaining 169,250 options have exercise prices of between $20.56 and $31.50 with a weighted average exercise price of $23.77 and a weighted average remaining contractual life of 8 years. 56,563 of these options are exercisable.

        Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net income, basic and diluted earnings per share would have been $7.0 million, $.91 and $.89 respectively for the fiscal year ended December 31, 1998, $3.9 million, $.49 and $.47, respectively for the fiscal year ended December 31, 1997 and $4.4 million, $.57 and $.55, respectively for the fiscal year ended December 31, 1996. Consistent with SFAS No. 123, pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

        The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Sholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for 1998 are as follows: risk free interest rate of 5.7%, expected dividend yield of zero, expected option life of 5 years and expected volatility of 66%. The weighted average assumptions used for 1997 are as follows: risk free interest rate of 6.3%, expected dividend yield of zero, expected option life of 5 years and expected volatility of 69%. The weighted average assumptions used for 1996 are as follows: risk free interest rate of 6.2%, expected dividend yield of zero and expected option life of 6 years and expected volatility of 65%. The weighted average fair values of all options granted in 1996, 1997 and 1998 were $9.56, $9.79 and $7.22, respectively.

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

The components of domestic and foreign income (loss) before the provision for income taxes are as follows:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     1996            1997            1998
                                                                    -----            ----            ----
     Domestic.....................................             $9,409,000      $7,531,000     $ 9,336,000
     Foreign......................................               (462,000)      2,210,000       4,440,000
                                                               ----------      ----------     -----------
          Total...................................             $8,947,000      $9,741,000     $13,776,000
                                                               ==========      ==========     ===========

The provision for federal and state income taxes consists of the following:

                           1996                              1997                              1998
              -------------------------------  ----------------------------------  --------------------------------
                Federal      State    Foreign    Federal       State     Foreign    Federal     State     Foreign
              ----------   --------   -------  -----------   ---------   --------  ----------  --------  ----------
Current       $2,711,000   $733,000   $  ----  $ 2,903,000   $ 862,000   $929,000  $2,449,000  $247,000  $1,680,000
Deferred/
(Prepaid)       (163,000)   (31,000)     ----   (1,052,000)   (312,000)      ----      20,000    12,000        ----
              ----------   --------   -------  -----------   ---------   --------  ----------  --------  ----------
              $2,548,000   $702,000   $  ----  $ 1,851,000   $ 550,000   $929,000  $2,469,000  $259,000  $1,680,000
              ==========   ========   =======  ===========   =========   ========  ==========  ========  ==========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4)  Income Taxes - (Continued)


        Significant items making up net deferred tax assets as of December 31, 1997 and 1998 are as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                           1997           1998
                                                           ----           ----
     Reserves for inventories                        $1,174,000     $1,410,000
     Reserves for accounts receivable                 1,567,000      1,569,000
     Reserves for warranty                              837,000        790,000
     Other reserves and accruals                      3,291,000      3,068,000
                                                     ----------     ----------
          Net deferred tax assets                    $6,869,000     $6,837,000
                                                     ==========     ==========

        The amount computed by applying the federal statutory income tax rate of 34% to income before provision for income taxes differs from the Company's provision for income taxes due to the following:

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                               1996           1997           1998
                                                                               ----           ----           ----
        Provision at federal statutory rate......................        $3,042,000     $3,312,000     $4,684,000
        State taxes, net of federal benefit......................           504,000        479,000        171,000
        Foreign operating losses not benefited...................           325,000        135,000        138,000
        Tax-exempt interest benefit..............................          (493,000)      (392,000)      (436,000)
        Foreign sales corporation benefit........................          (294,000)      (551,000)        ------
        Other, net...............................................           166,000        347,000       (149,000)
                                                                         ----------     ----------     ----------
                                                                         $3,250,000     $3,330,000     $4,408,000
                                                                         ==========     ==========     ==========

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

        b)  Lease - Facility

        During 1993, the Company entered into a lease agreement expiring in April 2003 under which the Company leases its main operating facility in Methuen, Massachusetts. In addition to the lease payments, the Company is also responsible for its share of real estate taxes and operating expenses, as defined. The Company also leases space in Rochester, New York under a lease expiring in November 2002. The Company also leases space at its operations in the United Kingdom, France, Germany, Italy, Australia, Japan, Spain, Hong Kong and Taiwan. Total rent expense under all leases for the years ended December 31, 1996, 1997 and 1998 was approximately $1,368,000, $1,889,000 and $1,543,000, respectively.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5)  Commitments - (Continued)

      Future minimum lease payments for all noncancelable leases are as follows:

        Fiscal Year Ending                                     Amount
        ------------------                                     ------
        1999..........................................     $1,613,000
        2000..........................................      1,373,000
        2001..........................................      1,296,000
        2002..........................................      1,238,000
        2003..........................................        579,000
        2004 and thereafter...........................      1,047,000
                                                           ----------
        Total.........................................     $7,146,000
                                                           ==========

     c) Post-retirement Benefits

The Company does not offer any post-retirement or post-employment benefits to its employees.


6)  Segment Information

      Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision maker is the Chief Executive Officer (CEO).

      The Company operates in one industry segment consisting of the development, manufacture and sale of touch sensitive input systems. The Company's technologies are managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        Geographic area information for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                          Domestic      United Kingdom            Other    Consolidated
                                                         -----------    --------------            -----    ------------
                                                                      of Great Britain    International
                                                                      ----------------    -------------
Year Ended December 31, 1996
  Net sales...........................................   $63,634,000       $19,320,000     $12,091,000     $ 95,045,000
  Income (loss) before provision for income taxes.....   $ 9,409,000       $   413,000     $  (875,000)    $  8,947,000
  Identifiable assets.................................   $66,933,000       $12,106,000     $ 6,009,000     $ 85,048,000
Year Ended December 31, 1997
  Net sales...........................................   $74,555,000       $35,011,000     $18,915,000     $128,481,000
  Income (loss) before provision for income taxes.....   $ 7,531,000       $  (211,000)    $ 2,421,000     $  9,741,000
  Identifiable assets.................................   $71,649,000       $16,235,000     $ 6,953,000     $ 94,837,000
Year Ended December 31, 1998
  Net sales...........................................   $75,511,000       $50,108,000     $18,751,000     $144,370,000
  Income before provision for income taxes............   $ 9,336,000       $ 4,119,000     $   321,000     $ 13,776,000
  Identifiable assets.................................   $78,065,000       $14,984,000     $11,296,000     $104,345,000

        Intercompany transfers to the Company's foreign subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors. Sales to unaffiliated customers outside the United States, including U.S. export sales, were approximately $36,198,000 in 1996, which represented 38% of net sales, $57,409,000 in 1997, which represented 45% of net sales and $71,351,000 in 1998, which represented 49% of net sales.

        No single customer represented more than 10% of total sales during the years ended December 31, 1997 or 1998.


7)      Retirement Savings Plan

        The Company has a 401(k) employee savings plan established in 1993 covering substantially all employees. Matching company contributions are at the discretion of the Board of Directors. Effective in 1998, the Board authorized matching contributions up to $900 of participants' contributions. Company contributions and other expenses of the Plan amounted to $89,000 in 1996, $156,000 in 1997 and $306,000 in 1998.


8)      Legal Proceedings

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

        The Company is a defendant in a case entitled Behne v. MicroTouch Systems, Inc., which is in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch that the Company had discriminated against her during her employment at the Company. The case is scheduled for hearing in late February/early March, 1999. The Company believes that the claims are without merit but no assurances can be given as to the outcome of this legal matter.

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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       SELECTED QUARTERLY FINANCIAL DATA


             (Unaudited - in thousands, except per share amounts)

                                                    1997
                                    -------------------------------------
                                     First     Second      Third   Fourth
                                    Quarter   Quarter    Quarter  Quarter
                                    -------   ------     -------  -------
Net Sales                           $30,076   $32,275    $32,829  $33,301
Gross Profit                         11,348    11,987     12,080    9,513  (a)
Net Income                            2,057     1,967      2,370       17  (a)
Diluted Earnings per Share             0.25      0.24       0.28     ----  (a)


                                                    1998
                                    -------------------------------------
                                     First     Second      Third   Fourth
                                    Quarter   Quarter    Quarter  Quarter
                                    -------   ------     -------  -------
Net Sales                           $35,727   $37,125    $34,948  $36,570
Gross Profit                         13,043    14,336     13,595   14,446  (b)
Net Income                            2,270     2,259      2,341    2,498
Diluted Earnings per Share             0.28      0.28       0.30     0.33


(a) Reflects non-recurring charge of $2.3 million related to the electronic whiteboard operation. This charge consisted primarily of a $1.0 million writedown of inventory and a $1.2 million write-off of capitalized software development costs.

(b) Certain reclassifications have been made to the quarterly 1998 consolidated statements of operation to conform to the full year 1998 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Nomination and Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999, are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999, is incorporated herein by reference.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Officers, Directors and Principal Stockholders" contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999, is incorporated herein by reference.

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

             The following documents are filed as a part of this Report:

     (a)(1)  Index to Consolidated Financial Statements
             ------------------------------------------

             The following consolidated financial statements of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:


                                                                               Page in Form 10K
                                                                               ----------------
   Report of Independent Public Accountants                                          F - 1

   Consolidated Balance Sheets as of December 31, 1997 and 1998                      F - 2

   Consolidated Statements of Operations for each of the three years
   in the period ended December 31, 1998                                             F - 3

   Consolidated Statements of Stockholders' Equity for each of the three years
   in the period ended December 31, 1998                                             F - 4

   Consolidated Statements of Cash Flows for each of the three years
   in the period ended December 31, 1998                                             F - 5

   Consolidate Statements of Comprehensive Income for each of the three years
   in the period ended December 31, 1998                                             F - 6

   Notes to Consolidated Financial Statements                                        F - 7


     (a)(2)  Index to Consolidated Financial Statement Schedules
             ---------------------------------------------------

             The following consolidated financial statement schedules of MicroTouch Systems, Inc. and subsidiaries are included pursuant to
             Item 8:

Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998


     Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (b) The Company filed no current reports on Form 8-K during the quarter ended December 31, 1998.

     (c)     Exhibits
             --------
             3.1     Restated Articles of Organization, as amended to date. (5)
             3.2     Amended and Restated By-laws. (1)
             4.1     Shareholder Rights Agreement (5)
             10.1    1992 Equity Incentive Plan. (1) (4)

             10.7    Lease Agreement between the Company and Griffin Brook Park
                     Associates Joint Venture dated November 6, 1992. (2)
             10.8    Letter Agreement with State Street Bank & Trust Co. dated
                     August 29, 1994. (3)
             10.9    Money Market Note dated August 29, 1994. (3)
             10.10   Purchase Agreement between the Company and Griffin Brook
                     Two Associates Joint Venture dated August 2, 1995. (5)
             10.11   1994 Directors Stock Option Plan. (4) (5)
             10.12   1995 Employee Stock Purchase Plan. (4) (5)
             10.13   1998 Employee and Consultant Non-Qualified Stock Option
                     Plan. Filed herewith
             10.14   Letter Agreement with Barclays Bank PLC dated April 7,
                     1998. Filed herewith
             21      Subsidiaries of the Registrant.
             23      Consent of Independent Public Accountants. Filed herewith.
             24      Power of Attorney (included on signature page).
             27      Financial Data Schedule.  Filed herewith.


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

                                        MICROTOUCH SYSTEMS, INC.


                                        BY /s/ D. Westervelt Davis
                                        -----------------------------------
                                        D. Westervelt Davis
                                        President, Chief Executive Officer
                                        and Director
                                        February 22, 1999

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

Signature                                       Title                                   Date
---------                                       -----                                   ----
/s/ James D. Logan
-----------------------------------
James D. Logan                          Chairman of the Board of Directors        February 22, 1999

/s/ D. Westervelt Davis
-----------------------------------
D. Westervelt Davis                     President, Chief Executive Officer        February 22, 1999
                                        and Director

/s/ Geoffrey P. Clear
-----------------------------------
Geoffrey P. Clear                       Vice President, Finance and               February 22, 1999
                                        Administration, Chief Financial Officer
                                        and Treasurer

/s/ Edward J. Stewart III
-----------------------------------
Edward J. Stewart III                   Director                                  February 22, 1999


/s/ Frank Manning
-----------------------------------
Frank Manning                           Director                                  February 22, 1999


/s/ Peter Brumme
-----------------------------------
Peter Brumme                            Director                                  February 22, 1999

                                 EXHIBIT INDEX



3.1    Restated Articles of Organization as amended to date (5)
3.2    Amended and Restated By-laws. (1)
4.1    Shareholder Rights Agreement (5)
10.1   1992 Equity Incentive Plan. (1) (4)
10.5 License Agreement between the Company, Peptek, Inc. and Mr. Jim Zeeger dated July 1, 1988. (1)
10.7 Lease Agreement between the Company and Griffin Brook Park Associates Joint Venture dated November 6, 1992. (2)
10.8 Letter Agreement with State Street Bank & Trust Co. dated August 29, 1994. (3)
10.9   Money Market Note dated August 29, 1994. (3)
10.10 Purchase and Sale Agreement between the Company and Griffin Brook Two Associates Joint Venture dated August 2, 1995. (5)
10.11  1994 Directors Stock Option Plan. (4) (5)
10.12  1995 Employee Stock Purchase Plan (4) (5)
10.13  1998 Employee and Consultant Non-Qualified Stock Opton Plan. Filed
       herewith
10.14  Letter Agreement with Barclays Bank PLC dated April 7, 1998. Filed herewith
21     Subsidiaries of the Registrant.
23     Consent of Independent Public Accountants filed herewith. Filed herewith
24     Power of Attorney (included on signature page).
27     Financial Data Schedule.  Filed herewith.

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

                                                           SCHEDULE II



                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE THREE YEARS ENDED
                       DECEMBER 31, 1996, 1997 AND 1998
                            (Amounts in thousands)


                                                Balance at   Charged to                               Balance at
                                                 Beginning       Cost &    Charged      Returns/          End of
                                                 of Period      Expense   to Sales    Write-offs          Period
                                                 ---------      -------   --------    ----------          ------

Allowance for Doubtful Accounts and
  Sales Returns

Year Ended December 31, 1996                       $2,669         $255      $5,219      $(4,203)          $3,940
Year Ended December 31, 1997                       $3,940         $127      $1,249      $  (147)  (a)     $5,169
Year Ended December 31, 1998                       $5,169         $529      $  305      $(1,048)  (a)     $4,955


(a) Effective January 1, 1997 the Company changed its accounting procedures to allow the value of product returns to be offset as a credit directly to sales, rather than charged against the sales return allowance as had been previously done. The actual value of product returns in 1997 and 1998 was $4.5 million and $4.9 million, respectively.