Form 10-Q
period 1999-03-31
MICROTOUCH SYSTEMS INC
filed 1999-05-12
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                         Yes    X       No _____
                              -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of April 15, 1999 there were outstanding: 7,042,601 shares of common stock of the Registrant.

Total number of pages:  15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.

PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements
          Consolidated Balance Sheets - March 31, 1999
          and December 31, 1998                                            3


          Consolidated Statements of Operations - Three
          Months Ended March 31, 1999 and 1998                             4

          Consolidated Statement of Stockholders' Equity -
          Three Months Ended March 31, 1999                                5

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1999 and 1998                             6

          Consolidated Statements of Comprehensive Income -
          Three Months Ended March 31, 1999 and 1998                       7

          Notes to Consolidated Financial Statements                       8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

          SIGNATURES                                                      15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN 000'S, EXCEPT SHARE DATA)

                                                                                     March 31,          December 31,
                                                                                       1999                1998
                                                                                   ------------        ------------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................                  $  6,412             $    5,471
   Marketable securities..........................................                    22,046                 32,191
   Accounts receivable, net of allowances of $4,580 at March 31,
    1999 and $4,955 at December 31, 1998..........................                    23,429                 23,265
   Inventories....................................................                    15,226                 15,954
   Deferred income taxes..........................................                     6,482                  6,837
   Prepaid expenses and other current assets......................                     1,212                  1,217
                                                                                      ------                -------
      Total current assets........................................                    74,807                 84,935
Property and equipment, net.......................................                    18,399                 17,452
Other assets......................................................                     2,237                  1,958
                                                                                      ------                -------
                                                                                    $ 95,443             $  104,345
                                                                                      ======                =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable..................................................                  $    ---             $    3,760
   Accounts payable...............................................                     5,798                  9,336
   Accrued payroll and related costs..............................                     2,186                  3,011
   Accrued expenses...............................................                    12,776                  9,768
                                                                                     -------                -------
          Total current liabilities...............................                    20,760                 25,875
Long-term notes payable...........................................                        84                    101
                                                                                     -------                -------
          Total Liabilities.......................................                    20,844                 25,976
Stockholders' equity
   Preferred stock, $.01 par value per share--
       500,000 shares authorized, none issued and outstanding
       at March 31, 1999 and December 31, 1998...................                        ---                    ---
   Common stock, $.01 par value per share--authorized -
       20,000,000 at March 31, 1999 and December 31, 1998;
       8,291,878 and 8,256,128 issued at March 31, 1999 and
         December 31,1998.........................................                        82                     82

   Additional paid-in capital.....................................                    62,790                 62,613
   Treasury stock at cost -  1,196,876 and 959,576 shares at
         March 31, 1999 and  December 31, 1998....................                   (16,559)               (13,503)
    Accumulated other comprehensive income/(loss) (Note 1)                            (1,996)                (1,382)
    Retained earnings.............................................                    30,282                 30,559
                                                                                     -------                -------
          Total stockholders' equity..............................                    74,599                 78,369
                                                                                     -------                -------
                                                                                    $ 95,443             $  104,345
                                                                                     =======                =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ----------------------------------
                                                                        1999                 1998
                                                                   ------------         -------------
Net sales..................................................        $     36,728         $      35,727
Cost of sales..............................................              23,090                22,684
                                                                   ------------         -------------
  Gross profit.............................................              13,638                13,043

Operating expenses:
  Research and development.................................               3,258                 2,564
  Sales and marketing......................................               5,363                 5,042
  General and administrative...............................               2,508                 2,273
  Amortization of intangible assets........................                 114                   134
                                                                   ------------         -------------
     Total operating expenses..............................              11,243                10,013
                                                                   ------------         -------------

  Operating income.........................................               2,395                 3,030

Other income...............................................                 501                   308
Litigation expense.........................................               3,303                    --
                                                                   ------------         -------------

Income/(loss) before provision for income taxes............                (407)                3,338

Provision/(benefit) for income taxes.......................                (130)                1,068
                                                                   ------------         -------------

Net income/(loss)..........................................                (277)                2,270
                                                                   ============         =============

Earnings/(loss) per share:
  Basic....................................................        $      (0.04)        $        0.29
  Diluted..................................................        $      (0.04)        $        0.28

Weighted average common shares and dilutive potential
common shares outstanding:
  Basic....................................................               7,289                 7,866
  Diluted..................................................               7,289                 8,132


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS  ENDED MARCH 31,1999
                      (AMOUNTS IN 000S EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                        Accumulated
                                                          Additional       Other                                       Total
                                      Common Stock         Paid-in     Comprehensive   Retained     Treasury Stock  Stockholders'
                                 -----------------------                                          -----------------
                                     Shares     Amount     Capital     Income/(Loss)   Earnings    Shares    Amount    Equity
                                 -----------   ---------  ----------  --------------  ----------  ----------------- -------------
Balance December 31, 1998          8,256,128     $82       $62,613       $(1,382)      $30,559    (959,576) ($13,503)    $78,369
Exercise of stock options             35,750                   169                                                           169
Compensation expense related
 to common stock options                                         8                                                             8
Effect of exchange rate changes                                             (642)                                           (642)
Unrealized gain on securities
 available for sale, net of tax                                               28                                              28
Purchase of treasury stock                                                                        (237,300)   (3,056)     (3,056)
Net loss                                                                                  (277)                             (277)
                                 ------------------------------------------------------------------------------------------------
Balance March 31, 1999             8,291,878     $82       $62,790       $(1,996)      $30,282  (1,196,876) $(16,559)    $74,599
                                 ================================================================================================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                              (AMOUNTS IN 000'S)


                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       ----------------------------------
                                                                                           1999                  1998
                                                                                       ------------         -------------
Cash flows from operating activities:
     Net income/(loss)                                                               $       (277)          $       2,270
     Adjustments to reconcile net income to net cash provided by (used
          in) operating activities--
          Depreciation and amortization                                                     1,150                   1,056
          Deferred income taxes                                                               355                   1,092
          Compensation expense related to common stock options                                  8                     176
          (Increase)/decrease in assets--
            Accounts receivable                                                              (164)                 (3,830)
            Inventories                                                                       728                     589
            Prepaid expenses and other assets                                                (388)                   (521)
          Increase/(decrease)  in liabilities--
            Accounts payable                                                               (3,538)                    445
            Accrued expenses                                                                2,183                    (164)
                                                                                     -------------          -------------
             Net cash provided by operating activities                                         57                   1,113
Cash flows provided by/(used in) investing activities:
     Purchase of property and equipment, net                                               (1,895)                 (1,759)
     Sale and maturity of marketable securities                                            10,611                   3,825
     Purchase of marketable securities                                                       (526)                 (4,415)
                                                                                     -------------          -------------
             Net cash provided by/(used in) investing activities                            8,190                  (2,349)
Cash flows provided by financing activities:
     Exercise of stock options and sale of common stock, net                                  169                       3
     Purchase of treasury stock                                                            (3,056)                 (2,941)
     Increase/(decrease) in notes payable                                                  (3,760)
     Increase/(decrease) in long term debt                                                    (17)                    ---
                                                                                     -------------          -------------
             Net cash used in financing activities                                         (6,664)                 (2,938)

Effect of exchange rates on cash                                                             (642)                    597
                                                                                     -------------          -------------

Net increase/(decrease) in cash and cash equivalents                                          941                  (3,577)
Cash and cash equivalents, beginning of period                                              5,471                   9,477
                                                                                     -------------          -------------
Cash and cash equivalents, end of period                                             $      6,412           $       5,900
                                                                                     =============          =============

Supplemental disclosures of cash flow information:
Interest paid                                                                        $         43           $          6
                                                                                     =============          =============

Income taxes paid                                                                    $        562           $         20
                                                                                     =============          =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME
                                  (UNAUDITED)
                              (AMOUNTS IN 000'S)



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               -------------------------------
                                                   1999               1998
                                               ------------       ------------
Net Income/(Loss)                               $    (277)         $   2,270
Currency translation adjustment                      (642)               597
Unrealized gain/( loss ) on marketable
securities, net of tax                                 28                 (6)
                                               ============       ============
Comprehensive Income/(Loss)                     $    (891)         $   2,861
                                               ============       ============

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999



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

     Certain reclassifications have been made to the 1998 Financial Statements to conform to current year presentation.

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of March 31, 1999 and for the three- month periods ended March 31, 1999 and 1998 include the accounts of the Company, and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(4)  Earnings per Share
     ------------------

     Basic earnings per share data are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method. The effect of stock options is antidilutive in loss periods.

     Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                                                        THREE MONTHS ENDED
                                                             -------------------------------------------
                                                                              March 31,
                                                             -------------------------------------------
                                                                   1999                       1998
                                                             -----------------          ----------------
BASIC EARNINGS PER SHARE

Net Income/(Loss):                                                 $ (277,000)                $2,270,000
                                                                   ----------                 ----------

Weighted Average Common Shares
Outstanding:                                                        7,289,000                  7,866,000
                                                                   ----------                 ----------

Basic Earnings/(Loss) Per Share                                    $    (0.04)                $     0.29
                                                                   ----------                 ----------

DILUTED EARNINGS PER SHARE

Net Income/(Loss):                                                 $ (277,000)                $2,270,000
                                                                   ----------                 ----------

Weighted Average Common Shares
Outstanding:                                                        7,289,000                  7,866,000
                                                                                              ----------

Weighted Average Number of Dilutive
Potential Common Shares:                                                - 0 -                    266,000
                                                                   ----------                 ----------

Weighted Average Number of Shares
Outstanding as Adjusted:                                            7,289,000                  8,132,000
                                                                   ----------                 ----------

Diluted Earnings/(Loss) Per Share:                                 $    (0.04)                $     0.28
                                                                   ----------                 ----------

(5)  Comprehensive Income
     --------------------

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

(6)  Segment Information
     -------------------

     Effective December 31, 1998 the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision maker is the Chief Executive Officer (CEO).

     The Company operates in one industry segment consisting of the development, manufacture and sale of touch sensitive input systems. The Company's technologies are managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

(7)  Litigation Expense
     ------------------

     The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury acquitted the Company of the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and puntitive damages under the misrepresentation claim. While the matter is continuing in post-trial proceedings, and the Company may choose to appeal the case, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees, in the amount of $3,303,000.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:


                                                   PERCENTAGE OF TOTAL REVENUE
                                                     QUARTER ENDED MARCH 31,
                                                ---------------------------------

                                                    1999                  1998
                                                -------------       ------------
Net Sales                                           100.0%              100.0%
Cost of Sales                                        62.9                63.5
                                                ------------        ------------
    Gross Profit                                     37.1                36.5
Operating Expenses:
  Research & Development                              8.9                 7.2
  Sales & Marketing                                  14.6                14.1
  General & Administrative                            6.8                 6.3
  Amortization of Intangible Assets                   0.3                 0.4
                                                ------------        ------------
    Total Operating Expenses                         30.6                28.0
Operating Income                                      6.5                 8.5
Other Income/(Expense)                               (7.6)                0.8
Income/(Loss) Before Provision for Income Tax        (1.1)                9.3
Net Income/(Loss)                                    (0.1)  %             6.4%


NET SALES Net sales in the quarter ended March 31, 1999 increased over the corresponding period of 1998 by $1,001,000 or 3%. The increase in net sales was due to volume increases in North America, Asia Pacific and Japan, partially offset by decreased gaming volume in Europe. International sales accounted for 44% of net sales for the period, representing a decrease from 52% in the first quarter of 1998, due to the decline in European volume combined with the increased sales in the U.S.

GROSS PROFIT Gross profit in the quarter ended March 31, 1999 increased from the corresponding period of 1998 by $595,000 or 5% to $13,638,000. As a percentage of net sales, gross profit increased from 36.5% in the first quarter of 1998 to 37.1% in the first quarter of 1999. Gross profit percentage improved across all products, despite the adverse effect of the implementation of a new manufacturing process, designed to improve future operating efficiencies, at the Methuen, MA manufacturing plant.

RESEARCH AND DEVELOPMENT Research and development expenses for the quarter ended March 31, 1999 increased over the corresponding period of 1998 by $694,000 or 27%. As a percentage of net sales, research and development expenses increased from 7.2% in the first quarter of 1998 to 8.9% in the first quarter of 1999. The increase in research and development expenses resulted primarily from the initiation of a program to develop improvements in touchscreen technologies.

SALES AND MARKETING Sales and marketing expenses in the quarter ended March 31, 1999 increased over the corresponding period of 1998 by $321,000 or 6%, to $5,363,000. The increase in sales and marketing expenses resulted primarily from a general increase in spending levels to support sales growth, including commissions on increased sales levels and increased marketing programs designed to generate opportunities and expand market share in the Company's core touchscreen business.

GENERAL AND ADMINISTRATIVE General and administrative expenses in the quarter ended March 31, 1999 increased from the corresponding period of 1998 by $235,000 or 10% to $2,508,000. As a percentage of net sales, general and administrative expense increased slightly from 6.3% for the first quarter of 1998 to 6.8% for the first quarter of 1999. The increased spending reflects higher Information Technology expenses associated with the establishment of the Company's e-commerce Website, Touchstore.com.

AMORTIZATION OF INTANGIBLE ASSETS For the quarter ended March 31, 1999, operating expenses included $114,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $134,000 for the quarter ended March 31, 1998.

OPERATING INCOME Operating income in the quarter ended March 31, 1999 decreased from the corresponding period of 1998 by $635,000 or 21% to $2,395,000. As a percentage of net sales, operating income decreased from 8.5% in the first quarter of 1998 to 6.5% for the first quarter of 1999. The decrease in operating income is primarily the result of increased operating expenses to develop next generation technology and establish infrastructure to support anticipated business growth. International operating income in the quarter ended March 31, 1999 decreased by 33% from the corresponding period of 1998 due primarily to the previously discussed European sales decline.

OTHER INCOME Other income in the quarter ended March 31, 1999 increased from the corresponding period of 1998 by $193,000 or 63% to $501,000. This increase was primarily due to a foreign currency gain of $191,000 as compared to a loss of $57,000 in 1998. Interest income, net of interest expenses, on the Company's cash and investment portfolio for the first quarter of 1999 was $310,000 compared to $374,000 for the first quarter of 1998, reflecting a decrease in the size of the Company's investment portfolio, which is discussed under "Liquidity and Capital Resources".

OTHER EXPENSE - LITIGATION During the first quarter of 1999 the Company recorded a charge of $3,303,000 in relation to a judgement against the Company in a lawsuit in which a former employee of the Company sued for gender discrimination, retaliation and misrepresentation. While the Company was acquitted of the discrimination and retaliation claims, the jury awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 32% in the first quarter of both 1999 and 1998. The effective tax rates in both periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes offset by the benefit related to the Company's foreign sales corporation and tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had net working capital of $54,047,000, including approximately $28,458,000 in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $57,000 for the quarter ended March 31, 1999. Additionally, the Company maintains bank lines of credit totaling $8.5 million. As of March 31, 1999, the Company had no borrowings under its bank lines of credit. During the quarter ended March 31, 1999 the major uses of cash were to pay down borrowings under the Company's lines of credit, reduce obligations to vendors and purchase shares of the Company's stock under the Company's stock buyback program, discussed below.

In March, 1999 the Board of Directors of the Company extended for the third time a repurchase program of the Company's common stock, originally approved in December, 1997 and extended in August and November, 1998. The amount of common stock to be repurchased under this program is not to exceed $18.0 million in the aggregate. During the quarter ended March 31, 1999 the Company has repurchased approximately 237,000 shares at an aggregate cost of $3.1 million. Since January, 1998 the Company has purchased approximately 1,000,000 shares at an aggregate cost of approximately $13.6 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the current quarter the Company invested $1,895,000 in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and computer information systems to support the infrastructure of its expanding worldwide operations.

Pending operational needs, the Company has invested its cash in investment grade, interest-bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 2000. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and intends to pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or if any such acquisition is completed, that cash consideration will be offered by the Company.

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

SUPPLY EXPOSURE

Although the Company generally uses standard parts for its product, certain components, such as ASICs and the coated glass used in the production of touch sensors are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. The Company maintains an inventory of ASICs, coated glass and other components in order to limit the potential impact of such interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material Year 2000 issues exist with software or embedded technology contained within its product offerings. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All business systems have been upgraded and are believed to be compliant. Work continues on international facilities systems, and the conversions are expected to be completed by the end of the second quarter of 1999. During the second quarter of 1999, the Company also plans to conduct a testing program to confirm that all installed software upgrades, which have been represented by software vendors as compliant, will indeed function with dates posted as 2000. Because the upgrades are being installed by existing employees and consultants of the Company in conjunction with their normal duties, and the software upgrades would have been purchased in the normal course of business, the Company has not segregated the cost of making these systems compliant. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

The Company has not fully determined the extent to which the systems of customers and vendors with whom the Company has material relationships may not be compliant. There can be no assurance that the systems of other companies which the Company deals with will be converted on a timely basis. No assurance can be given that such failure to convert by another company will not have a material negative effect on the Company's consolidated financial position, results of operations or cash flow.


                          PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury acquitted the Company of the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and puntitive damages under the misrepresentation claim. While the matter is continuing in post-trial proceedings, and the Company may choose to appeal the case, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees, in the amount of $3,303,000.

ITEM 5.   OTHER INFORMATION

To be considered for inclusion in the proxy statement related to the Annual Meeting of stockholders to be held in 2000, stockholder proposals must be received no later than January 15, 2000. If the Company does not receive notice by March 16, 2000 of any matter to be considered for presentation at the Annual Meeting, although not included in the proxy statement, management proxies may confer discretionary authority to vote on the matters presented at the Annual Meeting by a stockholder in accordance with Rule 14a-4 under the Securities Exchange Act of 1934, as amended. All stockholder proposals should be marked for the attention of Chief Financial Officer, MicroTouch Systems, Inc., 300 Griffin Brook Park, Methuen, MA 01844.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27. Financial Data Schedule.  Filed herewith.

(b)       None

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: May 12, 1999                   BY: /s/ Geoffrey P. Clear
                                         ------------------------
                                             Geoffrey P. Clear
                                             Vice President -
                                             Finance & Administration,
                                             Chief Financial Officer &
                                             Treasurer