Form 10-Q
period 1999-06-30
MICROTOUCH SYSTEMS INC
filed 1999-08-12
CIK 803395

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                        Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)

Massachusetts                                       04-2802971
-------------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

300 Griffin Park, Methuen, MA                       01844
-----------------------------                       -----
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number:                      978-659-9000
-----------------------------                       ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                 Yes   X        No_______
                                    -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of July 2, 1999 there were outstanding: 6,850,220 shares of common stock of the Registrant.

Total number of pages:  16

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements
          Consolidated Balance Sheets - June 30, 1999
          and December 31, 1998                                            3


          Consolidated Statements of Operations - Three
          And Six Months Ended June 30, 1999 and 1998                      4


          Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1999 and 1998                              5

          Consolidated Statements of Comprehensive Income -
          Three and Six Months Ended June 30, 1999 and 1998                6


          Notes to Consolidated Financial Statements                       7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                14

Item 6.   Exhibits and Reports on Form 8-K                                14

          SIGNATURES                                                      15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000s except share data)

                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                                    ----                 ----
                                                                                (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................................  $       6,322       $      5,471
  Marketable securities......................................................         20,939             32,191
  Accounts receivable, net of allowances of $3,314 at June 30,
      1999 and $4,955 at December 31, 1998...................................         24,042             23,265

  Inventories................................................................         14,246             15,954
  Deferred income taxes......................................................          6,496              6,837
  Prepaid expenses and other current assets..................................          1,068              1,217
                                                                                      ------            -------
     Total current assets....................................................         73,113             84,935
Property and equipment, net..................................................         19,961             17,452
Other assets.................................................................          2,230              1,958
                                                                                      ------            -------
                                                                               $      95,304       $    104,345
                                                                                      ======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..............................................................  $         ---       $      3,760
  Accounts payable...........................................................          8,030              9,336
  Accrued payroll and related costs..........................................          2,082              3,011
  Accrued expenses...........................................................         11,916              9,768
                                                                                     -------            -------
     Total current liabilities...............................................         22,028             25,875
Long-term notes payable......................................................             79                101
                                                                                     -------            -------
     Total Liabilities.......................................................         22,107             25,976
Stockholders' equity
  Preferred stock, $.01 par value per share--
    500,000 shares authorized, none issued and outstanding
    at June 30, 1999 and December 31, 1998...................................            ---                ---
  Common stock, $.01 par value per share--authorized -
    20,000,000 at June 30, 1999 and December 31, 1998;
    8,315,697 and 8,256,128 issued at June 30, 1999 and
     December 31,1998........................................................             83                 82
  Additional paid-in capital.................................................         63,183             62,613
  Treasury stock at cost - 1,465,576 and 959,576 shares at
     June 30, 1999 and  December 31, 1998....................................        (20,227)           (13,503)
  Accumulated other comprehensive income/(loss) (Note 1).....................         (2,221)            (1,382)

  Retained earnings..........................................................         32,379             30,559
                                                                                     -------            -------
     Total stockholders' equity..............................................         73,197             78,369
                                                                                     -------            -------
                                                                               $      95,304       $    104,345
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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (Amounts in 000's except per share data)

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                          --------------------    -------------------
                                                             1999       1998        1999       1998
                                                             ----       ----        ----       ----
Net sales...............................................  $  41,044   $ 37,125    $ 77,772   $ 72,852
Cost of sales...........................................     26,212     22,789      49,302     45,473
                                                          ---------   --------    --------   --------
Gross profit............................................     14,832     14,336      28,470     27,379

Operating expenses:
 Research and development...............................      3,120      2,502       6,378      5,066
 Sales and marketing....................................      5,700      5,745      11,063     10,787
 General and administrative.............................      2,891      2,560       5,399      4,833
 Amortization of intangible assets......................        100        126         214        260
                                                          ---------   --------    --------   --------
  Total operating expenses..............................     11,811     10,933      23,054     20,946
                                                          ---------   --------    --------   --------

Operating income........................................      3,021      3,403       5,416      6,433

Other income/(expense)..................................         63        (81)        564        227
Litigation costs........................................      -----      -----       3,303      -----
                                                          ---------   --------    --------   --------

Income before provision for income taxes................      3,084      3,322       2,677      6,660

Provision for income taxes..............................        987      1,063         857      2,131
                                                          ---------   --------               --------

Net income..............................................  $   2,097   $  2,259    $  1,820   $  4,529
                                                          =========   ========    ========   ========

Earnings per share:
 Basic..................................................  $    0.30   $   0.29    $   0.26   $   0.58
 Diluted................................................  $    0.30   $   0.28    $   0.25   $   0.56

Weighted average common and common
equivalent shares:
 Basic..................................................      6,952      7,816       7,122      7,846
 Diluted................................................      7,079      8,044       7,252      8,037

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Amounts in 000s)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                          ---------------------------
                                                                                             1999             1998
                                                                                             ----             ----
Cash flows from operating activities:
   Net income                                                                           $    1,820       $    4,529
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities--
    Depreciation and amortization                                                            2,425            2,078
    Deferred income taxes                                                                      341             ----
    Compensation expense related to common stock options                                        15              183
    (Increase) decrease in assets--
       Accounts receivable                                                                    (777)          (2,022)
       Inventories                                                                           1,708            1,556
       Prepaid expenses and other assets                                                      (336)          (1,752)
    Increase (decrease) in liabilities--
       Accounts payable                                                                     (1,306)           1,411
       Accrued expenses                                                                      1,348            2,213
                                                                                         ---------        ---------
        Net cash provided by operating activities                                            5,238            8,196
Cash flows provided by(used in) investing activities:
   Purchase of property and equipment, net                                                  (4,539)          (3,710)
   Sale and maturity of marketable securities                                               12,386            5,180
   Purchase of marketable securities                                                        (1,387)         (11,699)
                                                                                         ---------        ---------
        Net cash provided by(used in) investing activities                                   6,460          (10,229)
Cash flows provided by financing activities:
   Exercise of stock options and sale of common stock, net                                     427              271
   Purchase of treasury stock                                                               (6,724)          (3,330)
   Decrease in notes payable                                                                (3,760)       ---------
   Increase (decrease) in long term debt                                                       (22)             108
                                                                                         ---------        ---------
        Net cash (used in) financing activities                                            (10,079)          (2,951)

Effect of exchange rates on cash                                                              (768)             177
                                                                                         ---------        ---------

Net  increase (decrease) in cash and cash equivalents                                          851           (4,807)
Cash and cash equivalents, beginning of period                                               5,471            9,477
                                                                                         ---------        ---------
Cash and cash equivalents, end of period                                                $    6,322       $    4,670
                                                                                         =========        =========
Supplemental disclosures of cash flow information:
Interest paid                                                                           $       51       $       37
                                                                                         =========        =========
Income taxes paid                                                                       $    1,053       $    1,207
                                                                                         =========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                               (Amounts in 000s)

                                                          Three months ended            Six months ended
                                                               June 30,                     June 30,
                                                               --------                     --------
                                                          1999          1998           1999           1998
                                                          ----          ----           ----           ----
Net Income/(Loss)                                      $ 2,097       $ 2,259        $  1,820      $  4,529
Currency translation adjustment                           (126)         (430)           (768)          167
Unrealized gain/( loss ) on marketable
securities, net of tax                                     (99)            1             (71)           (5)
                                                       -------       -------        --------      --------
 Comprehensive Income                                  $ 1,872       $ 1,830        $    981      $  4,691
                                                       =======       =======        ========      ========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of June 30, 1999 and for the three- month and six-month periods ended June 30, 1999 and 1998 include the accounts of the Company,and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

     Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                                 Three Months Ended         Six Months Ended
                                                 ------------------         ----------------

                                                      June 30,                  June 30,
                                                      --------                  --------
                                                     1999         1998         1999        1998
                                                     ----         ----         ----        ----
Basic Earnings Per Share                            (Amounts in 000's except per share data)
------------------------
Net Income:                                         $2,097      $2,259       $1,820      $4,529
                                                    ------      ------       ------      ------

Weighted Average Common Shares
Outstanding:                                         6,952       7,816        7,122       7,846
                                                    ------      ------       ------      ------

Basic Earnings Per Share                            $ 0.30      $ 0.29       $ 0.26      $ 0.58
                                                    ------      ------       ------      ------

Diluted Earnings Per Share
--------------------------

Net Income:                                         $2,097      $2,259       $1,820      $4,529
                                                    ------      ------       ------      ------

Weighted Average Common Shares
Outstanding:                                         6,952       7,816        7,122       7,846

Weighted Average Number of
Dilutive
Potential Common Shares:                               127         228          130         191
                                                    ------      ------       ------      ------

Weighted Average Number of Shares
Outstanding as Adjusted:                             7,079       8,044        7,252       8,037
                                                    ------      ------       ------      ------

Diluted Earnings Per Share:                         $ 0.30      $ 0.28       $ 0.25      $ 0.56
                                                    ------      ------       ------      ------

(5)  Comprehensive Income
     --------------------

Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts

(6)  Segment Information
     -------------------

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

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations


Results of Operations:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                                       Percentage of Total Revenue
                                                         ---------------------------------------------------
                                                                Three Months                 Six Months
                                                                   Ended                       Ended
                                                                  June 30,                    June 30,
                                                         ----------------------      -----------------------
                                                           1999          1998          1999           1998
                                                           ----          ----          ----           ----
Net Sales                                                 100.0%        100.0%        100.0%         100.0%
Cost of Sales                                              63.9          61.4          63.4           62.4
                                                         ------        ------        ------         ------
    Gross Profit                                           36.1          38.6          36.6           37.6
Operating Expenses:
  Research & Development                                    7.6           6.7           8.2            7.0
  Sales & Marketing                                        13.9          15.5          14.3           14.8
  General & Administrative                                  7.3           6.9           6.9            6.6
  Amortization of Intangible Assets                         0.1           0.3           0.3            0.4
    Total Operating Expenses                               28.9          29.4          29.6           28.8
                                                         ------        ------        ------         ------
Operating Income                                            7.2           9.2           7.0            8.8
Other Income                                                0.2          (0.3)          0.7            0.3
Arbitration costs                                           ---           ---           4.2            ---
                                                         ------        ------        ------         ------
Income Before Provision for Income Tax                      7.5           8.9           3.4            9.1
Net Income                                                  5.1           6.1           2.3            6.2

Net Sales Net sales in the quarter ended June 30, 1999 increased over the corresponding period of 1998 by $3,919,000 or 11% to $41,044,000. For the six-month period ended June 30, 1999, net sales increased $4,920,000 or 7% to $77,772,000. The increase in both the three and six-month periods ended June 30, 1999 were due to volume increases in North America, partially offset by slower than anticipated sales in Europe. For the quarter ended June 30, 1999, international sales accounted for 41% of net sales for the period, representing a decrease from 47% in the second quarter of 1998. For the six-month period ended June 30, 1999, international sales accounted for 43% of net sales as compared to 49% for the six-month period ended June 30, 1998. The decrease in both periods reflected the decline in European volume, combined with the effect of increased sales in the U.S.

Gross Profit Gross profit for the quarter ended June 30, 1999 increased $496,000 or 3% over the second quarter of 1998 to $14,832,000. As a percentage of net sales, gross profit decreased from 38.6% in the second quarter of 1998 to 36.1% in the second quarter of 1999. The gross profit percentage decline was due to a change in product mix reflecting an increase in lower-margin flat touchscreens, and higher production costs in the Factura kiosk business, as well as the impact of implementing a new manufacturing process at the Methuen, Massachusetts plant. For the six-month period ended June 30, 1999, gross profit increased by $1,091,000 or 4% to $28,470,000. As a percentage of net sales, gross profit for the period decreased to 36.6% from 37.6% in the same period in 1998, reflecting the reasons above.

Research and Development Research and development expenses for the quarter ended June 30, 1999 increased over the corresponding period of 1998 by $618,000 or 25%. As a percentage of net sales, research and development expenses increased from 6.7% in the second quarter of 1998 to 7.6% in the second quarter of 1999. The increase in research and development expenses resulted primarily from the impact of a program to develop improvements in touchscreen technologies, especially a next generation version of capacitive products. For the six-month period ended June 30, 1999, research and development spending increased $1,312,000 or 26% over the same period in 1998. As a percentage of net sales, research and development expenses increased from 7.0% in the six month period ended June 30, 1998 to 8.2% for the corresponding period of 1999. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies, especially resistive products.

Sales and Marketing Sales and marketing expenses in the quarter ended June 30, 1999 decreased by $45,000 or 1% over the corresponding period of 1998. As a percentage of net sales, sales and marketing expenses decreased from 15.5% in the second quarter of 1998 to 13.9% in the second quarter of 1999. The decrease in sales and marketing expenses reflects vacancies which have yet to be filled in the sales organization, particularly the Vice President of Sales. A search for a new Vice President of Sales is ongoing. For the six-month period ended June 30, 1999, sales and marketing expenses increased by $276,000 or 3% to $11,063,000. As a percentage of net sales, sales and marketing expenses decreased to 14.3% in the first six months of 1999 as compared to 14.8% in the first six months of 1998.

General and Administrative General and administrative expenses in the quarter ended June 30, 1999 increased from the corresponding period of 1998 by $331,000 or 13% to $2,891,000. For the six-month period ended June 30, 1999, general and administrative expenses increased over the corresponding period of 1998 by $566,000 or 12% to $5,399,000. As a percentage of net sales, general and administrative expense increased from 6.9% to 7.3% for the three-month period ended June 30, 1999 and from 6.6% to 6.9% for the six-month period ended June 30, 1999 as compared to the corresponding periods in 1998. The increased spending primarily reflects higher Information Technology expenses, especially costs associated with the establishment of the Company's e-commerce website, Touchstore.com.

Amortization of Intangible Assets For the quarter ended June 30, 1999, operating expenses included $100,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $126,000 for the quarter ended June 30, 1998. For the six-month period ended June 30, 1998, amortization expense was $214,000 as compared to $260,000 for the comparable period of 1998.

Operating Income Operating income in the quarter ended June 30, 1999 decreased from the corresponding period of 1998 by $382,000 or 11% to $3,021,000. As a percentage of net sales, operating income decreased from 9.2% in the second quarter of 1998 to 7.2% for the second quarter of 1999. For the six-month period ended June 30, 1999, operating income of $ 5,416,000 reflects a decrease of $1,017,000 or 16 % over the comparable period of 1998. For the three and six-month periods ended June 30, 1999, the decrease in operating income is primarily the result of increased operating expenses to develop next generation capacitive technology and to establish infrastructure to support anticipated business growth. International operating income in the quarter ended June 30, 1999 decreased by 48% as compared to the second quarter of 1998. For the six-month period ended June 30, 1999, international operating income decreased by 39% from the corresponding period of 1998 due to the previously discussed European sales decline and to slowing gaming sales in the Asia Pacific region.

Other Income Other income in the quarter ended June 30, 1999 increased from the $81,000 loss in the corresponding period of 1998 by $144,000 to $63,000. This increase was primarily due to a lower foreign currency loss of $134,000 in the second quarter of 1999 as compared to a loss of $347,000 in the comparable period of 1998. Interest income, net of interest expenses, on the Company's cash and investment portfolio for the second quarter of 1999 was $197,000 compared to $256,000 for the second quarter of 1998, reflecting a decrease in the size of the Company's investment portfolio, which is discussed under "Liquidity and Capital Resources".

Other Expense - Litigation During the first quarter of 1999 the Company recorded a charge of $3,303,000 in relation to a judgement against the Company in a lawsuit in which a former employee of the Company sued for gender discrimination, retaliation and misrepresentation. While the Company was found not liable for the discrimination and retaliation claims, the jury awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees.

Provision for Income Taxes The Company's effective tax rate for both the three and six-month periods ended June 30, 1999 and June 30, 1998 was 32.0%. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.


                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had net working capital of $51,085,000, including approximately $27,261,000 in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $5,238,000 for the six-month period ended June 30, 1999. Additionally, the Company maintains bank lines of credit totaling $8.5 million. As of June 30, 1999, the Company had no borrowings under its bank lines of credit. During the six-month period ended June 30, 1999 the major uses of cash were to pay down borrowings under the Company's lines of credit, reduce obligations to vendors and purchase shares of the Company's stock under the Company's buyback program discussed below.

In May, 1999 the Board of Directors of the Company extended for the fourth time a repurchase program of the Company's common stock, originally approved in December, 1997 and extended in 1998 and 1999. The amount of common stock to be
repurchased under this program is not to exceed $23.0 million.   During the six-
month period ended June 30, 1999 the Company repurchased approximately 506,000 shares at an aggregate cost of $6.7 million. Since January, 1998 the Company has purchased approximately 1.3 million shares at an aggregate cost of approximately $16.9 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the first half of 1999 the Company invested $4.5 million in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and computer information systems to support the infrastructure of its expanding worldwide operations.

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

                            READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material Year 2000 issues exist with software or embedded technology contained within its product offerings. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company has installed current releases or upgrades from software vendors. By the end of the third quarter, the Company expects that all of its business systems will have been upgraded and will be compliant. The conversions on international facilities systems were completed by the end of the second quarter of 1999. During the second quarter of 1999, the Company conducted a testing program to confirm that all installed software upgrades, which have been represented by software vendors as compliant, functioned with dates posted as 2000. One material deficiency was identified as a result of this testing and the Company expects to resolve it by the end of the third quarter. Because the upgrades were installed by existing employees and consultants of the Company in conjunction with their normal duties, and the software upgrades would have been purchased in the normal course of business, the Company has not segregated the cost of making these systems compliant. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

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

                          PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury found the Company not liable for the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While the matter is continuing in post-trial proceedings, and the Company may choose to appeal the case, the Company has established a reserve for the full amount of the judgement, as well as associated legal fees, in the amount of $3,303,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 24, 1999 the Company's stockholders voted as follows:

a) To reelect Messrs. D. Westervelt Davis and Frank Manning to the Board of Directors for respective three-year terms.

     The terms of Messrs. Edward J. Stewart, III, James D. Logan and Peter E. Brumme as directors continued after the meeting.

                            Total Vote for      Total Vote Against or Withheld
                            Each Nominee                For Each Nominee
                            ------------                ---------------

D. Westervelt Davis         6,170,369                   42,372
Frank Manning               6,163,969                   48,772

b) To approve Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1999.

     Total vote for the proposal                            6,184,136
     Total vote against the proposal or withheld               18,685
     Abstentions                                                9,920


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27. Financial Data Schedule.  Filed herewith.

(b)       None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: August 11, 1999                BY: /s/ Geoffrey P. Clear
                                          ---------------------
                                              Geoffrey P. Clear
                                              Vice President -
                                              Finance & Administration,
                                              Chief Financial Officer &
                                              Treasurer