Form 10-Q
period 1999-09-30
MICROTOUCH SYSTEMS INC
filed 1999-11-10
CIK 803395

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                    Yes   X       No____
                         ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of October 2, 1999 there were outstanding: 6,672,071 shares of common stock of the Registrant.

Total number of pages: 15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets - September 30, 1999
          and December 31, 1998                                            3

          Consolidated Statements of Operations - Three
          And Nine Months Ended September 30, 1999 and 1998                4

          Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 1999 and 1998                         5

          Consolidated Statements of Comprehensive Income -
          Three and Nine Months Ended September 30, 1999 and 1998          6

          Notes to Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 14

          SIGNATURES                                                       15

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (Amounts in 000s except share data)

                                                                         September  30,     December 31,
                                                                              1999              1998
                                                                              ----              ----
                                                                           (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................    $        4,396     $      5,471
  Marketable securities..............................................            17,910           32,191
  Accounts receivable, net of allowances of $2,887 at Sept 30,
   1999 and $4,955 at December 31, 1998..............................            25,743           23,265

  Inventories........................................................            17,959           15,954
  Deferred income taxes..............................................             6,455            6,837
  Prepaid expenses and other current assets..........................             1,135            1,217
                                                                         --------------     ------------
        Total current assets.........................................            73,598           84,935
Property and equipment, net..........................................            20,002           17,452
Other assets.........................................................             2,802            1,958
                                                                         --------------     ------------
                                                                         $       96,402     $    104,345
                                                                         ==============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes payable......................................................    $            0     $      3,760
  Accounts payable...................................................             9,733            9,336
  Accrued payroll and related costs..................................             3,267            3,011
  Accrued expenses...................................................            10,277            9,768
                                                                         --------------     ------------
        Total current liabilities....................................            23,277           25,875
Long-term notes payable..............................................                74              101
                                                                         --------------     ------------
        Total Liabilities............................................            23,351           25,976
Stockholders' equity
  Preferred stock, $.01 par value per share--
     500,000 shares authorized, none issued and outstanding
     at September 30, 1999 and December 31, 1998.....................                --               --
  Common stock, $.01 par value per share--authorized -
     20,000,000 at Sept. 30, 1999 and December 31, 1998;
     8,355,847 and 8,256,128 issued at Sept. 30, 1999 and
      December 31, 1998..............................................                83               82

  Additional paid-in capital.........................................            63,615           62,613
  Treasury stock at cost -  1,683,776 and 959,576 shares at
     Sept. 30, 1999 and December 31, 1998............................           (23,676)         (13,503)
  Accumulated other comprehensive income/(loss) (Note 5).............            (1,515)          (1,382)
  Retained earnings..................................................            34,544           30,559
                                                                         --------------     ------------
        Total stockholders' equity...................................            73,051           78,369
                                                                         --------------     ------------
                                                                         $       96,402     $    104,345
                                                                         ==============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (Amounts in 000's except per share data)

                                                            Three Months Ended       Nine Months Ended
                                                              September 30,            September 30,
                                                          --------------------    ---------------------
                                                             1999       1998         1999       1998
                                                             ----       ----         ----       ----
Net sales..............................................   $  38,552  $  34,948    $ 116,324   $ 107,800
Cost of sales..........................................      25,053     21,353       74,355      66,826
                                                          ---------  ---------    ---------   ---------
Gross profit...........................................      13,499     13,595       41,969      40,974

Operating expenses:
  Research and development.............................       3,054      2,773        9,432       7,839
  Sales and marketing..................................       4,817      5,067       15,880      15,855
  General and administrative...........................       2,809      2,502        8,208       7,334
  Amortization of intangible assets....................          59        121          273         381
                                                          ---------  ---------    ---------   ---------
     Total operating expenses..........................      10,739     10,463       33,793      31,409
                                                          ---------  ---------    ---------   ---------

Operating income.......................................       2,760      3,132        8,176       9,565

Other income/(expense).................................         424        311          988         538
Litigation costs.......................................          --         --        3,303          --
                                                          ---------  ---------    ---------   ---------

Income before provision for income taxes...............       3,184      3,443        5,861      10,103

Provision for income taxes.............................       1,019      1,102        1,876       3,233
                                                          ---------  ---------    ---------   ---------

Net income.............................................   $   2,165  $   2,341    $   3,985   $   6,870
                                                          =========  =========    =========   =========

Earnings per share:
  Basic................................................   $    0.31  $    0.30    $    0.57   $    0.88
  Diluted..............................................   $    0.31  $    0.30    $    0.56   $    0.86

Weighted average common and common
equivalent shares:
  Basic................................................       6,881      7,686        7,008       7,794
  Diluted..............................................       7,091      7,815        7,156       7,960

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Amounts in 000s)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           --------------------------------
                                                                               1999                1998
                                                                               ----                ----
Cash flows from operating activities:
     Net income                                                            $      3,985         $     6,870
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities--
      Depreciation and amortization                                               3,684               4,872
      Deferred income taxes                                                         382                  --
      Compensation expense related to common stock options                           23                 191
      (Increase) decrease in assets--
         Accounts receivable                                                     (2,478)             (5,212)
         Inventories                                                             (2,005)              4,569
         Prepaid expenses and other assets                                       (1,021)                407
      Increase in liabilities--
         Accounts payable                                                           397                 755
         Accrued expenses                                                           894                 652
                                                                           ------------         -----------
           Net cash provided by operating activities                              3,861              13,104
Cash flows provided by (used in) investing activities:
     Purchase of property and equipment, net                                     (5,732)             (7,431)
     Sale and maturity of marketable securities                                  15,340               5,180
     Purchase of marketable securities                                           (1,387)            (11,621)
                                                                           ------------         -----------
           Net cash provided by (used in) investing activities                     8,221             (13,872)
Cash flows provided by financing activities:
     Exercise of stock options and sale of common stock, net                        850                 521
     Purchase of treasury stock                                                 (10,173)             (7,316)
     Decrease in notes payable                                                   (3,760)                 --
Increase (decrease) in long term debt                                               (27)                105
                                                                           ------------         -----------
           Net cash (used in) financing activities                              (13,110)             (6,690)

Effect of exchange rates on cash                                                    (47)             (1,063)
                                                                           ------------         -----------

Net (decrease) in cash and cash equivalents                                      (1,075)             (8,521)
Cash and cash equivalents, beginning of period                                    5,471               9,477
                                                                           ------------         -----------
Cash and cash equivalents, end of period                                   $      4,396         $       956
                                                                           ============         ===========

Supplemental disclosures of cash flow information:
Interest paid                                                              $         63         $        40
                                                                           ============         ===========

Income taxes paid                                                          $      2,859         $     1,281
                                                                           ============         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                               (Amounts in 000s)



                                                          Three months ended            Nine months ended
                                                             September 30,                September 30,
                                                             -------------                -------------
                                                          1999          1998           1999          1998
                                                          ----          ----           ----          ----
Net Income                                              $  2,165     $   2,341       $  3,985      $  6,870
Currency translation adjustment                              765        (1,153)            (3)         (986)
Unrealized (loss) on marketable securities,
net of tax                                                   (59)           --           (130)           (5)
                                                        --------     ---------       --------      --------
 Comprehensive Income                                   $  2,871     $   1,188       $  3,852      $  5,879
                                                        ========     =========       ========      ========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

The accompanying consolidated financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 include the accounts of the Company, and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

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

     Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The calculation of basic and diluted earnings per share is as follows:

                                                 Three Months Ended              Nine Months Ended
                                                 ------------------              ------------------
                                                   September 30,                    September 30,
                                                   --------------                   -------------
                                               1999             1998             1999             1998
                                               ----             -----            ----             ----
Basic Earnings Per Share                               (Amounts in 000's except per share data)
------------------------
Net Income:                                   $2,165           $2,341           $3,985           $6,870
                                              ------           ------           ------           ------

Weighted Average Common Shares
Outstanding:                                   6,881            7,686            7,008            7,794
                                              ------           ------           ------           ------

Basic Earnings Per Share                      $ 0.31           $ 0.30           $ 0.57           $ 0.88
                                              ------           ------           ------           ------

Diluted Earnings Per Share
--------------------------

Net Income:                                   $2,165           $2,341           $3,985           $6,870
                                              ------           ------           ------           ------

Weighted Average Common Shares
Outstanding:                                   6,881            7,686            7,008            7,794

Weighted Average Number of
Dilutive
Potential Common Shares:                         210              129              148              166
                                              ------           ------           ------           ------

Weighted Average Number of Shares
Outstanding as Adjusted:                       7,091            7,815            7,156            7,960
                                              ------           ------           ------           ------

Diluted Earnings Per Share:                   $ 0.31           $ 0.30           $ 0.56           $ 0.86
                                              ------           ------           ------           ------

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

(7)  Litigation Expense
     ------------------

     The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury found the Company not liable on the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While this matter continues under the appeals process, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees, in the amount of $3,303,000.

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

Results of Operations:

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:


                                                                       Percentage of Total Revenue
                                                ---------------------------------------------------------------------------
                                                          Three Months                             Nine Months
                                                             Ended                                    Ended
                                                         September 30,                            September 30,
                                                ----------------------------------       ----------------------------------
                                                    1999                  1998                1999                 1998
                                                    ----                  ----                ----                 ----
Net Sales                                              100.0%                100.0%               100.0%              100.0%
Cost of Sales                                           65.0                  61.1                 63.9                62.0
                                                ------------         -------------       --------------       -------------
    Gross Profit                                        35.0                  38.9                 36.1                38.0
Operating Expenses:
  Research & Development                                 7.9                   7.9                  8.1                 7.3
  Sales & Marketing                                     12.5                  14.5                 13.7                14.7
  General & Administrative                               7.3                   7.2                  7.1                 6.8
  Amortization of Intangible Assets                      0.2                   0.3                  0.2                 0.3
                                                ------------         -------------       --------------       -------------
    Total Operating Expenses                            27.9                  29.9                 29.1                29.1
                                                ------------         -------------       --------------       -------------
Operating Income                                         7.1                   9.0                  7.0                 8.9
Other Income                                             1.1                   0.9                  0.8                 0.5
Arbitration costs                                         --                    --                  2.8                  --
                                                ------------         -------------       --------------       -------------
Income Before Provision for Income Tax                   8.2                   9.9                  5.0                 9.4
Net Income                                               5.6                   6.7                  3.4                 6.4

Net Sales Net sales in the quarter ended September 30, 1999 increased over the corresponding period of 1998 by $3,604,000 or 10% to $38,552,000. For the nine-month period ended September 30, 1999, net sales increased $8,524,000 or 8% to $116,324,000. The increase in both the three and nine-month periods ended September 30, 1999 were due to volume increases in North America, partially offset by lower than anticipated sales in Europe and earthquake related power outages in Taiwan, which delayed shipments in late September. For the quarter ended September 30, 1999, international sales accounted for 42% of net sales for the period, representing a decrease from 43% in the third quarter of 1998, and reflecting the Taiwan disruption. For the nine-month period ended September 30, 1999, international sales accounted for 42% of net sales as compared to 47% for the nine-month period ended September 30, 1998. The decrease reflected the decline in European volume in the first half of 1999 combined with the effect of increased sales in the U.S.

Gross Profit Gross profit for the quarter ended September 30, 1999 decreased $96,000 or 0.7% as compared to the third quarter of 1998 to $13,499,000. As a percentage of net sales, gross profit decreased from 38.9% in the third quarter of 1998 to 35.0% in the third quarter of 1999. The gross profit percentage decline was due to a change in product mix reflecting an increase in lower-margin flat touchscreens, continuing lower than historical margins in the Factura Kiosk business and the impact of expanding resistive touch screen production at the Methuen plant. For the nine-month period ended September 30, 1999, gross profit increased by $995,000 or 2.4% to $41,969,000. As a percentage of net sales, gross profit for the period decreased to 36.1% from 38.0% in the same period in 1998, reflecting the reasons above.

Research and Development Research and development expenses for the quarter ended September 30, 1999 increased over the corresponding period of 1998 by $281,000 or 10.1%. As a percentage of net sales, research and development expenses held constant from third quarter 1998 to third quarter 1999 at 7.9%. Research and development continues to focus on programs to develop improvements in touchscreen technologies, especially a next generation version of capacitive and resistive products. For the nine-month period ended September 30, 1999, research and development spending increased $1,593,000 or 20.3% over the same period in 1998. As a percentage of net sales, research and development expenses increased from 7.3% in the nine month period ended September 30, 1998 to 8.1% for the corresponding period of 1999. The increase in research and development expenses resulted primarily from continued development projects in touchscreen technologies.

Sales and Marketing Sales and marketing expenses in the quarter ended September 30, 1999 decreased by $250,000 or 4.9% over the corresponding period of 1998. As a percentage of net sales, sales and marketing expenses decreased from 14.5% in the third quarter of 1998 to 12.5% in the third quarter of 1999. The decrease in sales and marketing expenses reflects vacancies which have yet to be filled in the sales organization, particularly the Vice President of Sales. A new Vice President of Sales has been hired and will join the Company during the fourth quarter. For the nine-month period ended September 30, 1999, sales and marketing expenses increased by $25,000 or .2% to $15,880,000. As a percentage of net sales, sales and marketing expenses decreased to 13.7% in the first nine months of 1999 as compared to 14.7% in the first nine months of 1998.

General and Administrative General and administrative expenses in the quarter ended September 30, 1999 increased from the corresponding period of 1998 by $307,000 or 12.3% to $2,809,000. For the nine-month period ended September 30, 1999, general and administrative expenses increased over the corresponding period of 1998 by $874,000 or 11.9% to $8,208,000. As a percentage of net sales, general and administrative expense increased slightly from 7.2% to 7.3% for the three-month period ended September 30, 1999 and from 6.8% to 7.1% for the nine-month period ended September 30, 1999 as compared to the corresponding periods in 1998. The increased spending primarily reflects higher Information Technology expenses, especially costs associated with the establishment of the Company's e-commerce website, Touchstore.com.

Amortization of Intangible Assets For the quarter ended September 30, 1999, operating expenses included $59,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $121,000 for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, amortization expense was $273,000 as compared to $381,000 for the comparable period of 1998.

Operating Income Operating income in the quarter ended September 30, 1999 decreased from the corresponding period of 1998 by $372,000 or 11.9% to $2,760,000. As a percentage of net sales, operating income decreased from 9.0% in the third quarter of 1998 to 7.1% for the third quarter of 1999. For the nine-month period ended September 30, 1999, operating income of $ 8,176,000 reflects a decrease of $1,389,000 or 14.5 % over the comparable period of 1998. For the quarter ended September 30, 1999 the decrease in operating income reflects the previously discussed gross margin decline as well as increased expenses to develop next generation capacitive technology and to establish infrastructure to support anticipated business growth. For the nine-month period ended September 30, 1999, the decrease in operating income is primarily the result of this increase in operating expenses. International operating income in the quarter ended September 30, 1999 increased by 5.9% as compared to the third quarter of 1998, due to improved performance in Europe. For the nine-month period ended September 30, 1999, international operating income decreased by 37.1% from the corresponding period of 1998 due to the previously discussed European sales decline in the first half.

Other Income Other income in the quarter ended September 30, 1999 increased by $113,000 or 36.3% to $424,000 as compared to the corresponding period of 1998. This was primarily due to a foreign exchange gain of $106,000 in the third quarter of 1999 as compared to a foreign exchange loss of $98,000 for the comparable period of 1998. For the nine months ended September 30, 1999, other income increased $450,000 or 83.6% to $988,000 over the nine months ended September 30, 1998. This increase reflects a foreign exchange gain of $162,000 for the nine month period ended September 30, 1999 as compared to a foreign exchange loss of $502,000 for the comparable period of 1998. Interest income, net of interest expenses, for the nine month period ended September 30, 1999 was

$825,000, as compared to $1,040,000 for the comparable period ended September 30, 1998, reflecting a decrease in the size of the Company's investment portfolio, which is discussed under "Liquidity and Capital Resources".

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

Provision for Income Taxes The Company's effective tax rate for both the three and nine-month periods ended September 30, 1999 and June 30, 1998 was 32.0%. The effective tax rates in all periods differed from the federal statutory rate of 34% primarily as a result of the provision for state income taxes, partially offset by the benefit related to the Company's foreign sales corporation and tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had net working capital of $50,321,000, including $22,306,000 in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $3,861,000 for the nine-month period ended September 30, 1999. Additionally, the Company maintains bank lines of credit totaling $8.5 million. As of September 30, 1999, the Company had no borrowings under its bank lines of credit. During the nine-month period ended September 30, 1999 the major uses of cash were to pay down borrowings under the Company's lines of credit, purchase capital equipment and purchase shares of the Company's stock under the Company's buyback program discussed below.

In May, 1999 the Board of Directors of the Company extended for the fourth time a repurchase program of the Company's common stock, originally approved in December, 1997 and extended in 1998 and 1999. The amount of common stock to be repurchased under this program is not to exceed $23.0 million. During the nine-month period ended September 30, 1999 the Company repurchased approximately 724,000 shares at an aggregate cost of $10.2 million. Since December 1997 the Company has purchased approximately 1.45 million shares at an aggregate cost of approximately $20.9 million. These shares have been and will be used for the Company's stock option plan, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the first nine months of 1999 the Company invested $5.7 million in capital expenditures. Major capital expenditures included investment in the Company's touchscreen manufacturing operations and computer information systems to support the infrastructure of its expanding worldwide operations.

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

Supply Exposure

Although the Company generally uses standard parts for its product, certain components, such as ASICs, topsheets and the coated glass used in the production of touch sensors, are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. The Company maintains an inventory of ASICs, coated glass and other components in order to limit the potential impact of such interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

                            READINESS FOR YEAR 2000

The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company does not believe that any material Year 2000 issues exist with software or embedded technology contained within its product offerings. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company has installed current releases or upgrades from software vendors. During the second quarter of 1999, the Company conducted a testing program to confirm that all installed software upgrades, which have been represented by software vendors as compliant, functioned with dates posted as 2000. While all known conversions and upgrades have been completed, the Company plans to continue testing in the fourth quarter in anticipation of January 1st operations. Because the upgrades were installed by existing employees and consultants of the Company in conjunction with their normal duties, and the software upgrades would have been purchased in the normal course of business, the Company has not segregated the cost of making these systems compliant. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

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

                          PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury found the Company not liable on the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While the matter continues under the appeals process, the Company has established a reserve for the full amount of the judgement, as well as associated legal fees, in the amount of $3,303,000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27. Financial Data Schedule. Filed herewith.

(b)       None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MicroTouch Systems, Inc.



Dated: November 11, 1999                              BY: /s/ Geoffrey P. Clear
                                                          ---------------------
                                                      Geoffrey P. Clear
                                                      Vice President -
                                                      Finance & Administration,
                                                      Chief Financial Officer &
                                                      Treasurer