Form 10-K
period 1999-12-31
MICROTOUCH SYSTEMS INC
filed 2000-02-29
CIK 803395

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(k) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               ----------------

Commission file number: 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                Massachusetts                                    04-2802971
(State or other jurisdiction of incorporation
 or organization)                                   (I.R.S. Employer Identification No.)

        300 Griffin Brook Park Drive
                 Methuen, MA                                       01844
  (Address of principal executive offices)                       (Zip Code)

                                (978) 659-9000
             (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12 (b) of the Act: None

  Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 11, 2000, was approximately $82,599,000 (based on the last price of such stock as reported by NASDAQ Stock Market on such date).

  The number of shares outstanding of each of the registrant's classes of capital stock, as of February 11, 2000 was:

                  Common Stock, $0.01 par value     6,527,684

  Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held June 22, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Item 1. Business

General

  MicroTouch Systems, Inc (the "Company" or "MicroTouch") is a leading supplier of touch and pen sensitive input systems including touchscreens and electronic whiteboards. The Company's principal products are its touch sensitive screens, which are based on the Company's two primary technologies-- analog capacitive sensing (referred to as ClearTek(R)) and resistive membrane (known as TouchTek(TM)). In both the capacitive and resistive membrane cases, the screens are configured to CRT monitors and flat panel displays. The Company believes its touchscreens are well suited for a wide variety of markets and applications where ease of use, speed, accuracy and durability are desirable.

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

  Touchscreens allow individuals to access information and interact with a computer simply by touching the computer's screen with a finger. Because pointing is a natural instinct, touchscreens offer a highly intuitive computer interface. Touchscreens are designed to allow users to interact with their system without the use of a keyboard, mouse or trackball. Accordingly, the ease of use offered by touchscreen-based systems makes them well suited both for applications for the general public and for specialized applications for trained computer users.

  The Company has expanded its product line primarily through internal development as well as acquisitions in the past. Technologies acquired through acquisition include ThruGlass and resistive membrane technology. Over the past four years, the Company has developed and marketed a new product referred to as an electronic P.C. whiteboard. This new product, marketed under the trademark of Ibid(TM), allows the user to write or draw information on a whiteboard and then to electronically view and transfer the written information to a desktop or notebook P.C.

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

  Provide Flexible Product Offerings. The Company works closely with its customers to understand their businesses and product requirements. The Company offers its ClearTek and TouchTek touchscreens, and TouchPen sensors in a variety of standard and customized configurations to meet the diverse needs of the markets which it serves. The ThruGlass products which allow for gloved touch operation of a computer through up to an inch of glass, can also be customized to meet the requirements of emerging end-user applications.

  Enhance and Expand Technology. The Company's traditional technology is its proprietary analog capacitive sensing technology. MicroTouch seeks to improve its products by enhancing this technology through the development of new glass coating techniques, custom ASICs, controllers, software algorithms and software drivers. The Company also seeks to develop new technologies through internal development, licensing or acquisitions. The Company has developed TouchPen, a touch and stylus sensitive device used for pen-based applications. The Company also markets ThruGlass, which allows touch to be sensed through other conductive media. During the past two years, the Company has significantly enhanced its resistive membrane technology through product development programs similar to those undertaken for the capacitive product line. Finally, the electronic whiteboard product was developed based on resistive technology obtained in the 1995 Touch Technology acquisition, a business engaged in the development and marketing of touch sensitive screens primarily using resistive membrane technology.

  Pursue New Market Opportunities. The Company is currently applying its existing technologies to new market opportunities where it believes these technologies can have significant growth potential. These opportunities include consumer devices for resistive technology and, with respect to TouchPen applications, use for pen computing, videoconferencing and image manipulation in interactive kiosks.

  Expand International Markets. The Company has increased its international presence through the opening of foreign sales offices and manufacturing facilities. The Company currently has touchscreen sales and manufacturing facilities in the United Kingdom and Australia and sales offices in France, Germany, Italy, Spain, Japan, Taiwan, Korea and Hong Kong. The Company's international sales, including U.S export sales, increased from $57.4 million in 1997 to $71.4 million in 1998 and to $76.0 million in 1999.

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

    High Resolution. The Company's touchscreens have a resolution of at least 1,024 by 1,024 points. Because the controller averages the entire area of finger contact and reports a single point, even a finger is able to obtain pixel-level control of the cursor on a display. This resolution allows for the creation of detailed menus and greater flexibility in screen design.

    Resistant Properties. The capacitive nature of the Company's touchscreens allows them to function unimpaired even when contaminants such as water, dirt or grease build up on the surface. This is an important feature in factory environments, public locations and restaurants.

    Durability. With its proprietary glass overcoat, the Company's capacitive touchscreens are scratch, wear and chemical resistant. In addition, the glass sensor may be optically bonded to the computer screen in a process designed to give structural support to the screen. Durability is an important feature in applications such as entertainment and point of sale, which are characterized by frequent use.

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

  ThruGlass Technology. MicroTouch's ThruGlass technology operates by projecting voltage fields out from the conductive surfaces of transparent glass connected to a controller. When an individual touches the surface in front of the projected capacitive touchscreen, minute changes in the voltage field are detected and the touch is assigned to a location on the sensor.

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

 Touchscreens

  The Company's principal product line over the last several years has been the ClearTek 2000 Touch Screen. The Company recently introduced its next generation capacitive product, the ClearTek 3000 Touch Screen, in a variety of configurations, including kits comprised of touch sensors and controllers or chipsets, and fully configured touchscreen monitors. In addition, the Company customizes its products to accommodate particular customer needs.

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

 Touch Enabled Monitors

  The Company also sells several lines of fully integrated standard monitors which range in size from 13 to 27 inches and support popular graphics standards. These monitors are typically purchased from display manufacturers and equipped by the Company with an optically bonded sensor and a controller. The Company also provides independent integration services for monitor customers primarily through third party suppliers.

 Electronic Whiteboard

  The Company markets a line of electronic PC whiteboards including both personal (2 foot by 3 foot) boards as well as larger (3 foot by 4 foot and 4 foot by 6 foot) conference room boards The Company's electronic whiteboard product is a variation of the resistive membrane technology used in the TouchTek line.

Sales and Marketing

  MicroTouch markets and sells its touch products primarily through VARs, OEMs and systems integrators, and to high volume end-users. The Company employs a direct sales force for domestic sales and certain international regions, and supports its marketing efforts with trade show attendance, telemarketing, advertising and public relations.

  As of December 31, 1999, the Company's sales and support function consisted of 118 persons. The sales force is organized into several geographic sales groups, each focusing on a separate set of regional customers, and is augmented by several vertical market specialists.

  The Company markets its touch products in Europe through its U.K. subsidiary, MicroTouch Systems, Ltd. MicroTouch Systems, Ltd. sells through various European distributors and sells direct in the U.K., Germany, France, Spain and Italy. This subsidiary also assembles touch monitors from touchscreen kits exported from the U.S. and monitors purchased in Europe. During 1998, the Company established a direct sales office in Spain. In Japan, the Company sells its products through MicroTouch Systems, KK. In 1994 MicroTouch established a direct sales and manufacturing presence to serve the Australian and New Zealand touchscreen markets providing a base from which to continue sales of MicroTouch products primarily to the Australian gaming market. The Company opened a sales office in Taiwan in 1995, in Korea and Hong Kong in 1997, and in Singapore in 1999. The Company's total international sales, including U.S. export sales, accounted for approximately 45%, 49% and 48% of total sales in 1997, 1998 and 1999, respectively.

  The Company plans to continue to increase its sales presence, both domestically and overseas, in an effort to broaden its potential customer base and to intensify its efforts in its targeted markets. As part of this plan, the Company intends to increase its worldwide sales force and add additional distributors and agents.

  The Company offers a 30-day money back guaranty on its touchscreen products to first-time buyers. This offer pertains only to the first unit purchased and is void if the unit is altered by the customer in any way. Additionally, the Company generally replaces products not meeting its specifications that are returned by any customer within 30 days of receipt. The Company provides reserves for estimated returns and believes that such reserves are adequate. The amount of product returns was approximately $4.5 million, $4.9 million and $5.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. While the Company believes that its reserves for product returns are adequate, there can be no assurance that the Company will not experience increased product returns. Any such increase in product return claims could have a material adverse effect on the Company's results of operations.

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

Research and Development

  The Company's future success depends in large part upon the timely enhancement of existing products and the continued development of new products to address new market opportunities. Accordingly, the Company intends to continue to devote significant resources to increasing the performance of its existing products, especially its capacitive and resistive technologies, developing new products from its existing technologies and developing new technologies. The Company has, in the past, augmented and may continue to augment its research and development efforts through the acquisition or licensing of new technologies. The Company's research and development efforts in the touchscreen area are primarily focused on expanding the range of configurations offered, enhancing product features, expanding the capability of drivers to interact with different types of computer operating systems and refining existing products to increase manufacturing efficiency and reduce costs. The Company's development efforts are also directed toward improving the product features and enhancing the underlying technology of its various product lines. There can be no assurance that the Company will successfully complete such development efforts or that these product developments will achieve market acceptance.

  As of December 31, 1999, 83 full-time employees of the Company were engaged in research and development activities. In addition, the Company frequently engages independent consultants to supplement its own research and development efforts and to gain access to expertise in specific technical areas.

Proprietary Rights and Licenses

  The Company relies on a combination of patents, trade secrets and know-how to establish and protect its proprietary rights.

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

  MicroTouch holds exclusive rights to the patents covering its core proprietary technology until the respective expiration dates of such patents, which currently range from 2000 to 2015. The Company also owns certain other patents and patent applications, related primarily to improvements on, and extensions of, its core technology, as well as certain software algorithms used with the Company's products. The Company holds two patents, one of which will expire in the Year 2000, which cover the configuration of the electrodes installed around the perimeter of the glass sensor used in the Company's analog capacitive products. Several other patents related to the Company's core analog capacitive technology will expire during 2000. Although the Company has developed considerable know-how and has substantial experience in the field of analog capacitive technology, which it believes will enable the Company to compete effectively in the future, the expiration of patents covering the Company's core proprietary technology during the next several years may lead to the development by third parties of products that are competitive with those of the Company. The successful development and marketing by third parties of competitive products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company acquired exclusive rights to use certain force based proprietary technology in the touchscreen field, including rights under three patents, under a worldwide license. The Company has the exclusive right to use all technology covered by the claims of the patents in the manufacture and sale of the Company's products.

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

Manufacturing

  MicroTouch's touchscreen manufacturing operations consist primarily of the procurement of glass (coated and fabricated to its specifications) and the manufacture of touch sensors from that glass, the procurement and testing of electronic components specified or designed by MicroTouch, and, in some cases, the integration, including optical bonding, of touchscreen monitors. The majority of the manufacturing activities for both capacitive and resistive touchscreens are performed at the Company's principal facility in Methuen, Massachusetts. The Company also exports touchscreen kits to its foreign operations for final integration with monitors for distribution in Europe, Japan, the Pacific Rim and Australia. In addition, certain resistive products are manufactured in Austin, Texas on a special project basis.

  Although the Company generally uses standard parts for its products, certain components, such as ASICs and the coated glass used in the production of touch sensors are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. While the Company maintains some inventory of ASICs, coated glass and other components, the inventory amounts maintained are not sufficient to eliminate the potential impact of prolonged supply interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

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

  The Company faces competition from several established touch product vendors as well as a number of smaller companies. Some of these competitors utilize analog capacitive sensing and resistive membrane technologies similar to the Company's technologies. Two of the Company's principal touchscreen competitors, Elo Touch Systems, Inc., and Carroll Touch Technology, both subsidiaries of Tyco International Ltd., are operations of that larger, diversified industrial company which has greater financial, technical, manufacturing and marketing resources than the Company. Elo Touch Systems markets touchscreens based primarily on resistive and surface acoustic wave technology, and Carroll Touch Technology markets touchscreens based primarily on infrared and guided acoustic wave technology. In addition, several manufacturers, most notably IBM, have developed proprietary touchscreen products in the past but are not currently marketing proprietary products. There are several private companies which have marketed resistive touchscreens for years and who are, therefore, more established in that market segment than the Company. In the market for pen-based computers, the Company's TouchPen product competes with digitizers marketed by several companies and could compete with products that may be developed in the future by manufacturers that have more significant resources than the Company. Products similar to ThruGlass are marketed by at least one competitor to the Company, especially in the European market. Several other companies market electronic whiteboard products similar to those of the Company.

Backlog

  The Company maintains most standard products in inventory and manufactures other standard, modified standard and custom products pursuant to orders from customers. Backlog consists of orders for products, which have a scheduled shipment date within twelve months of the order. Because a large percentage of the Company's orders require products to be shipped in the same quarter in which the order was received, and because orders in the backlog may be canceled and delivery schedules may be changed, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As of December 31, 1998 and 1999, the Company had a backlog of $23.3 million and $21.4 million, respectively.

Employees

  As of December 31, 1999, the Company had 845 full-time employees, of which 536 were engaged in manufacturing, 142 were in sales, marketing and customer service and 83 were in research and development. The Company considers its relations with its employees to be good.

Item 2. Properties

  The Company leases approximately 96,000 square feet of office, engineering and manufacturing space located at 300 Griffin Park, Methuen, Massachusetts. The lease covering these properties expires in April 2003. The Company also leases an aggregate of approximately 97,000 square feet of additional space at its other locations including those in the U.K., France, Germany, Italy, Japan, Australia, Spain, Hong Kong, Korea, Taiwan and Austin, Texas. In addition, the Company is leasing approximately 88,000 square feet in Rochester, New York, the lease for which expires in November, 2002. Approximately 35,000 square feet of this space is currently sublet and the Company is attempting to sublease the remaining space.

  During 1998 the Company expanded the building it owns, which is adjacent to the Methuen, Massachusetts corporate headquarters. This facility now has 70,000 square feet of space and houses the Company's information technology function, administrative staff and additional touchscreen and whiteboard manufacturing space. In 1999, the Company leased 44,000 square feet of warehouse space in Lawrence, Mass.

Item 3. Legal Proceedings

  The Company had been involved in an international arbitration entitled MicroTouch Systems, Inc. v. Nissha Printing Co. Ltd. ("Nissha"), which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached non competition provisions and other terms of a distribution agreement between the Company and Nissha.

  In January 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay a portion ($595,000) of Nissha's fees and costs associated with the arbitration. The Company expensed these fees and costs awarded to Nissha as part of its second quarter 1997 financial results, thus completing the Company's involvement in the matter.

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

  The Company was a plaintiff in a case entitled MicroTouch Systems, Inc. and Peptek, Inc. v. Elo Touch Systems, Inc. which was in the United States District Court in Knoxville, Tennessee. The case arose from claims by the Company and Peptek, Inc. ("Peptek") that Elo manufactured and sold products that infringed certain patent rights held by Peptek and exclusively licensed to the Company. This case was settled by a cross-licensing agreement reached among the parties during 1997.

  The Company has been a defendant in a case entitled Behne v. MicroTouch Systems, Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March, 1999 a jury found the Company not liable on the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under the misrepresentation claim. While the matter continues under the appeals process, the Company has established a reserve for the full amount of the initial jury judgement, as well as associated legal fees, in the amount of $3,303,000, of which approximately $2,900,000 remained in the reserve at December 31, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

  The Company submitted no matters to a vote of its shareholders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

  The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "MTSI." The following table sets forth the range of high and low sales prices per share.

                                                                    High   Low
                                                                   ------ ------
      1999
        First Quarter............................................. $19.56 $11.88
        Second Quarter............................................ $15.56 $12.25
        Third Quarter............................................. $17.50 $14.56
        Fourth Quarter............................................ $17.94 $12.06
      1998
        First Quarter............................................. $19.63 $13.38
        Second Quarter............................................ $20.94 $14.50
        Third Quarter............................................. $18.63 $10.88
        Fourth Quarter............................................ $16.88 $12.25

  The Company has never paid a cash dividend on its common stock and currently expects that future earnings will be retained for use in its business. As of February 11, 2000, the Company had 245 stockholders of record and approximately 4,000 beneficial stockholders.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1999 have been derived from the Company's consolidated financial statements. The consolidated financial statements for each of the five years in the period ended December 31, 1999 have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this document.

                                              Years Ended December 31,
                                     ------------------------------------------
                                      1995    1996     1997     1998     1999
                                     ------- ------- -------- -------- --------
                                      (in thousands, except per share amounts)
Statement of Operations Data:
Net sales..........................  $76,718 $95,045 $128,481 $144,370 $157,491
Cost of sales......................   47,735  58,995   83,553   88,950  104,323
                                     ------- ------- -------- -------- --------
    Gross profit...................   28,983  36,050   44,928   55,420   53,168
Operating expenses:
  Research and development.........    5,027   7,225    7,985   10,904   12,816
  Sales and marketing..............   11,607  13,568   18,765   21,235   20,862
  General and administrative.......    5,314   6,360    7,944   10,012   11,225
  Amortization of intangible assets
   and purchased technology........      381     460      477      502      333
  Write-off of purchased technology
   and related assets..............    1,985      --       --       --       --
  Purchased in-process research and
   development and related costs...    3,000      --       --       --       --
  Non-recurring charge.............       --      --       --       --    1,950
                                     ------- ------- -------- -------- --------
    Total operating expenses.......   27,314  27,613   35,171   42,653   47,186
                                     ------- ------- -------- -------- --------
Operating income...................    1,669   8,437    9,757   12,767    5,982
Other income, net..................    2,014   1,464      579    1,009    1,249
Arbitration/litigation costs.......    1,019     954      595       --    3,303
                                     ------- ------- -------- -------- --------
Income before provision for income
 taxes.............................    2,664   8,947    9,741   13,776    3,928
Provision for income taxes.........      980   3,250    3,330    4,408    1,257
                                     ------- ------- -------- -------- --------
Net income.........................  $ 1,684 $ 5,697 $  6,411 $  9,368 $  2,671
                                     ======= ======= ======== ======== ========
Earnings per share:
  Basic............................  $  0.21 $  0.74 $   0.81 $   1.22 $   0.39
  Diluted..........................  $  0.20 $  0.71 $   0.77 $   1.20 $   0.38
Weighted average common shares
 outstanding and dilutive potential
 common shares outstanding
  Basic............................    8,114   7,695    7,941    7,672    6,914
  Diluted..........................    8,607   8,066    8,349    7,815    7,065
                                                    December 31,
                                     ------------------------------------------
                                      1995    1996     1997     1998     1999
                                     ------- ------- -------- -------- --------
                                                   (in thousands)
Balance Sheet Data:
Working capital....................  $55,748 $58,372 $ 63,265 $ 59,060 $ 46,801
Total assets.......................   76,353  85,048   94,837  104,345   97,104
Stockholders' equity...............   63,851  69,170   78,948   78,369   69,508

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

  The following table sets forth for the fiscal periods indicated, the percentage of total revenues represented by certain items in MicroTouch's statement of operations:

                         Percentage of Total Revenues

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
Total Revenues......................................   100.0%   100.0%   100.0%
Cost of Sales.......................................    65.0     61.6     66.2
  Gross Profit......................................    35.0     38.4     33.8
Operating Expenses:
  Research and Development..........................     6.2      7.6      8.1
  Sales and Marketing...............................    14.6     14.7     13.3
  General and Administrative........................     6.2      6.9      7.1
  Amortization of Intangible Assets and Purchased
   Technology.......................................     0.4      0.4      0.2
  Non-recurring Charge..............................     0.0      0.0      1.2
    Total Operating Expenses........................    27.4     29.6     29.9
Operating Income....................................     7.6      8.8      3.9
Other Income, net...................................     0.5      0.7      0.8
Arbitration Litigation Costs........................     0.5      0.0      2.1
Income Before Provision for Income Taxes............     7.6      9.5      2.6
Net Income..........................................     5.0      6.5      1.7

Years Ended December 31, 1999 and 1998

  Net Sales. Net sales in the year ended December 31, 1999 increased from the corresponding period of 1998 by $13.1 million, or 9.1%, to $157.5 million. The increase in net sales primarily reflects increased volumes in North America and Asia Pacific, offset by decreased volume in Europe. In the year ended December 31, 1999, sales from international operations were 46.3% of total sales compared with 47.7% in the comparable period of 1998. This decrease primarily reflects lower touchscreen volume in Europe, offset by higher touchscreen volume in Asia Pacific, combined with the impact of increased sales in North America.

  Gross Profit. Gross profit for the year ended December 31, 1999 decreased from the year ended December 31, 1998 by $2.3 million or 4.0%, to $53.2 million. As a percentage of net sales, gross profit decreased from 38.4% in the year ended December 31, 1998 to 33.8% in the year ended December 31, 1999. The decrease in gross margin percent was primarily due to (a) a change in product mix reflecting a shift to flat touchscreens, which currently yield a lower gross profit, (b) the impact of expanding resistive touchscreen production at the Methuen plant, and (c) continued lower than historical gross profit in the Factura kiosk business, which has since been divested.

  Research and Development. Research and development expenses for the year ended December 31, 1999 increased over the corresponding period of 1998 by $1.9 million, or 17.5%, to $12.8 million. As a percentage of net sales, research and development expenses increased from 7.6% in the year ended December 31, 1998 to 8.1% in the year ended December 31, 1999. The increase in spending both on an absolute dollar basis and as a percentage of net sales reflects the continued investment in programs to develop improvements in touchscreen technologies, especially a next generation version of capacitive and resistive products.

  Sales and Marketing. Sales and marketing expenses of $20.9 million for the year ended December 31, 1999 remained relatively flat with the corresponding period of 1998. As a percentage of net sales, sales and marketing expenses decreased from 14.7% for the year ended December 31, 1998 to 13.3% for the corresponding period of 1999.

  General and Administrative. General and administrative expenses for the year ended December 31, 1999 increased from the corresponding period of 1998 by $1.2 million, or 12.1%, to $11.2 million. As a percentage of net sales, general and administrative expenses increased slightly from 6.9% for the fiscal year ended December 31, 1998 to 7.1% for the corresponding period of 1999. The increase in spending both on an absolute dollar basis and as a percentage of net sales reflects increased Information Technology expenses, especially costs associated with the establishment of the Company's e-commerce website, Touchstore.com.

  Amortization of Intangible Assets. For the year ended December 31, 1999, operating expenses included $333,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $502,000 for the corresponding period of 1998.

  Non-recurring Factura Charge. During the fourth quarter of 1999, the Company committed to a plan to dispose of its Factura kiosk business. As a result, the Company recorded a pre-tax non-recurring charge of $1,950,000 in the fourth quarter of 1999. On January 18, 2000, the Company completed the sale of certain of the assets of the Factura division to Factura Corporation, a new company partially owned by former management of the division. As a result of this transaction, the Company received cash and promissory notes in the approximate amount of $400,000 and will receive certain lease payments over a 5-year period. The Company may also receive additional payments based upon the buyer achieving certain specified revenue levels over the next five years The non-recurring charge includes (i) $43,000 associated with personnel reductions of approximately 12 positions at the Factura division prior to the sale, (ii) $417,000 associated with estimated lease costs for the Factura facility subsequent to the sale date (net of estimated sublease income), (iii) $210,000 associated with legal and other exit costs, and (iv) $1,280,000 associated with a loss on the sale of the non-cash assets of the Factura division. No amounts had been paid as of December 31, 1999. Included in the consolidated results of operations for 1997, 1998 and 1999 are Factura sales and operating income, respectively, of $7.7 million and $80,000 in 1997, and Factura sales and operating losses, respectively, of $6.9 million and $856,000 in 1998 and $4.4 million and $1.5 million in 1999. The loss on the sale consists primarily of the writedown to fair value of certain fixed assets and goodwill.

  Operating Income. Operating income for the fiscal year ended December 31, 1999 decreased from the $12.8 million amount reported for fiscal year 1998. This decrease is primarily due to the decrease in gross percent outlined above, as well as the non-recurring charge of $1.95 million related to Factura.

  Other Income, net. Other income in the year ended December 31, 1999 was $1.2 million as compared to $1.0 million for the corresponding period of 1998. Other income in the 1999 period included $1.1 million in interest income, net of interest expense, as compared to $1.5 million of net interest income for the year ended December 31, 1998. Foreign exchange gains were $135,000 in the year ended December 31, 1999, primarily due to currency fluctuations in the Far East, as compared to a loss of $340,000 for the corresponding period of 1998.

  Litigation Costs. During the first quarter of 1999, the Company recorded a charge of $3.3 million related to a judgement against the Company in a lawsuit. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees. (See Note 8 to Consolidated Financial Statements and "Business--Legal Proceedings".)

  Provision for Income Taxes. The Company's effective tax rate for the years ended December 31, 1999 and 1998 was 32.0%. The 1999 effective tax rate differed from the federal statutory rate of 34% primarily as a result of the benefit related to tax-exempt interest income and the utilization of foreign net operating losses.

  Geographic Segments. Domestic pre-tax income of $527,000 represented a decrease of $8.8 million or 94% from 1998. This decrease in pre-tax profit is primarily the result of the $3.3 million litigation charge, the Factura $1.95 million non-recurring charge, and the impact of reduced gross margin percentages as discussed above. International pre-tax income of $3.4 million represented a decrease of $1.0 million or 23% from the corresponding period of 1998. This decrease was primarily due to the impact of reduced gross margin percentages especially in Europe, as discussed above.

Years Ended December 31, 1998 and 1997

  Net Sales. Net sales in the fiscal year ended December 31, 1998 increased from the corresponding period of 1997 by $15.9 million, or 12%, to $144.4 million. The increase in net sales primarily reflects increased international sales volume. Sales from international operations were $68.9 million or 47.7% of total sales and represented an increase of $15.0 million or 28% over international sales in the comparable period of 1997. This increase primarily reflects higher touchscreen volume into the European and Asia Pacific (excluding Japan) markets.

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

  Research and Development. Research and development expenses for the fiscal year ended December 31, 1998 increased over the corresponding period of 1997 by $2.9 million, or 37%, to $10.9 million. As a percentage of net sales, research and development expenses increased from 6.2% in the fiscal year ended December 31, 1997 to 7.6% in the fiscal year ended December 31, 1998. The increase in spending both on an absolute dollar basis and as a percentage of net sales reflects the initiation of a program to develop a next generation capacitive product line with improved performance and cost savings over the existing product line, as well as advancing its resistive technology The Company expects that total research and development expenses will most likely increase in the future on an absolute spending basis and as a percentage of net sales primarily due to the research on the Company's core touchscreen technology.

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

  Other Income, net. Other income in the fiscal year ended December 31, 1998 was $1.0 million as compared to $0.6 million for the corresponding period of 1997. Other income in the 1998 period included $1.5 million in interest income, net of interest expenses, as compared to $1.4 million of net interest income for the fiscal year ended December 31, 1997. Foreign exchange losses were $340,000 in the fiscal year ended December 31, 1998, primarily due to currency fluctuations in the Far East, as compared to a loss of $999,000 for the corresponding period of 1997.

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

  Geographic Segments. Domestic pre-tax income of $9.3 million represented an increase of $1.8 million or 24% over 1997. This increase in pre-tax profit primarily reflects the impact of the $2.3 million non-recurring charge taken in 1997. International pretax income of $4.4 million represented an increase of $2.2 million or 101% over the corresponding period of 1997 on the strength of the previously discussed international sales increases and improved gross margins.

Liquidity and Capital Resources

  As of December 31, 1999, the Company had net working capital of $46.8 million, including approximately $19.9 million in cash and marketable securities. The Company reported a net cash flow from operating activities of $1.3 million for the year ended December 31, 1999. Additionally, the Company maintains a $7.5 million bank line of credit, including letters of credit, in the U.S. and a $2.4 million bank line of credit in the U.K. As of December 31, 1999, the Company had $3.1 million outstanding under the U.S. line of credit and $1.5 million outstanding under the U.K line of credit.

  The Company's capital expenditures were approximately $7.7 million in 1999.

  During 1999, the Board of Directors of the Company approved additional extensions to a repurchase program of the Company's common stock, originally approved in December 1997 and extended during 1998. Under the 1999 extensions, the amount of common stock to be repurchased is not to exceed $13.0 million. In the year ended December 31, 1999, the Company repurchased approximately 894,000 shares at an aggregate cost of $12.8 million, of which 168,000 shares at an aggregate cost of $2.2 million relate to extensions approved in 1998. These shares have been and will be used for the Company's stock option plans, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

  Pending operational needs, the Company has invested its cash in investment grade, short term, interest-bearing securities. The Company believes that these investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements at least through 2001. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and may pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

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

Supply Exposure

  Although the Company generally uses standard parts for its product, certain components, such as ASICs, topsheets and the coated glass used in the production of touch sensors, are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. While the Company maintains some inventory of ASICs, coated glass and other components, the inventory amounts maintained are not sufficient to eliminate the potential impact of prolonged supply interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

Year 2000 Compliance

  During 1999 the Company completed its Year 2000 readiness program. In connection with this program, the Company converted or upgraded, and tested, all systems and products that had material Year 2000 compliance issues. The Company has not segregated the cost of making these items compliant as the related software conversion or upgrades were installed by existing employees and consultants of the Company in conjunction with their normal duties, and would have been purchased in the normal course of business.

  Subsequent to December 31, 1999, the Company has not experienced any material Year 2000 transition issues. However, there can be no assurance that a material customer or vendor will not experience a Year 2000 transition issue, or that such transition issue will not have a material negative impact on the Company's consolidated financial position, results of operations, or cash flow.

Item 8. Financial Statements and Supplementary Data

1.Financial Statements

                                                                       Page No.
                                                                       --------
Report of Independent Public Accountants.............................    F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999.........    F-2
Consolidated Statements of Operations and Comprehensive Income for
 each of the three years in the period ended December 31, 1999.......    F-3
Consolidated Statements of Stockholders' Equity for each of the three
 years in the period ended December 31, 1999.........................    F-4
Consolidated Statements of Cash Flows for each of the three years in
 the period ended December 31, 1999..................................    F-5
Notes to Consolidated Financial Statements...........................    F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MicroTouch Systems, Inc:

  We have audited the accompanying consolidated balance sheets of MicroTouch Systems, Inc (a Massachusetts corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTouch Systems, Inc and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                          /s/ Arthur Andersen LLP
                                          -------------------------------------
                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 2000

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents (Note 1)....................... $  5,471  $  4,329
  Marketable securities (Note 1)...........................   32,191    15,566
  Accounts receivable, net of allowances of $4,955 and
   $1,701 at December 31, 1998 and 1999, respectively......   23,265    30,387
  Inventories (Note 1).....................................   15,954    18,014
  Deferred income taxes (Note 4)...........................    6,837     4,854
  Prepaid expenses and other current assets................    1,217     1,177
                                                            --------  --------
    Total current assets...................................   84,935    74,327
Property and equipment, at cost (Note 1)
  Machinery and equipment..................................   16,070    23,361
  Furniture and fixtures...................................    1,560     1,930
  Leasehold improvements...................................    4,283     4,220
  Land and buildings.......................................    6,426     6,516
                                                            --------  --------
                                                              28,339    36,027
Less--Accumulated depreciation and amortization............   10,887    15,052
                                                            --------  --------
    Net property and equipment.............................   17,452    20,975
Other assets...............................................    1,958     1,802
                                                            --------  --------
Total assets............................................... $104,345  $ 97,104
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 2)................................... $  3,760  $  4,635
  Accounts payable.........................................    9,336    10,190
  Accrued payroll and related costs........................    3,011     2,763
  Accrued expenses.........................................    9,768     9,938
                                                            --------  --------
    Total current liabilities..............................   25,875    27,526
Long-term notes payable....................................      101        70
                                                            --------  --------
    Total liabilities......................................   25,976    27,596
Stockholders' equity (Note 3)
  Preferred stock, $.01 par value per share--500,000 shares
   authorized, none issued and outstanding at December 31,
   1998 and 1999...........................................       --        --
  Common stock, $.01 par value per share--20,000,000 shares
   authorized, 8,256,128 and 8,379,861 shares issued at
   December 31, 1998 and 1999, respectively................       82        84
  Additional paid-in capital...............................   62,613    64,107
  Treasury stock at cost, 959,576 and 1,853,276 shares at
   December 31, 1998 and 1999, respectively................  (13,503)  (26,292)
  Accumulated other comprehensive loss.....................   (1,382)   (1,621)
  Retained earnings........................................   30,559    33,230
                                                            --------  --------
    Total stockholders' equity.............................   78,369    69,508
                                                            --------  --------
  Total liabilities and stockholders' equity............... $104,345  $ 97,104
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    MICROTOUCH SYSTEMS, INC AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                (In thousands, except share and per share data)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net sales (Notes 1 and 6)........................ $128,481  $144,370  $157,491
Cost of sales....................................   83,553    88,950   104,323
                                                  --------  --------  --------
    Gross profit.................................   44,928    55,420    53,168
Operating expenses:
  Research and development.......................    7,985    10,904    12,816
  Sales and marketing............................   18,765    21,235    20,862
  General and administrative.....................    7,944    10,012    11,225
  Amortization of intangibles....................      477       502       333
  Non-recurring charge...........................      --        --      1,950
                                                  --------  --------  --------
    Total operating expenses.....................   35,171    42,653    47,186
                                                  --------  --------  --------
      Operating income...........................    9,757    12,767     5,982
Other income, net................................      579     1,009     1,249
Arbitration/litigation costs (Note 8)............      595       --      3,303
                                                  --------  --------  --------
Income before income taxes.......................    9,741    13,776     3,928
Income taxes (Note 4)............................    3,330     4,408     1,257
                                                  --------  --------  --------
Net income....................................... $  6,411  $  9,368  $  2,671
                                                  ========  ========  ========
Earnings per share (Note 1):
  Basic.......................................... $   0.81  $   1.22  $   0.39
  Diluted........................................ $   0.77  $   1.20  $   0.38
Weighted average and dilutive potential common
 shares outstanding (Note 1):
  Basic..........................................    7,941     7,672     6,914
  Diluted........................................    8,349     7,815     7,065
Comprehensive income:
Net income....................................... $  6,411  $  9,368  $  2,671
Currency translation adjustment..................     (558)     (523)      (60)
Unrealized gain (loss) on marketable securities,
 net of tax expense (benefit) of $(10), $70 and
 $(84)...........................................      (21)      148      (179)
                                                  --------  --------  --------
Comprehensive income............................. $  5,832  $  8,993  $  2,432
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                                                       Accumulated
                            Common Stock   Additional     Other                 Treasury Stock          Total
                          ----------------  Paid-in   Comprehensive Retained  --------------------  Stockholders'
                           Shares   Amount  Capital   Income (loss) Earnings    Shares     Amount      Equity
                          --------- ------ ---------- ------------- --------  ----------  --------  -------------
Balance December 31,
 1996...................  8,220,623  $ 82   $60,096     $   (428)   $17,383     (536,140) $ (7,963)    $69,170
Exercise of stock
 options................                                             (2,551)     310,979     4,560       2,009
Employee stock purchase
 plan...................                         42                               28,112       416         458
Compensation expense
 related to common stock
 options................                         30                                                         30
Effect of exchange rate
 changes................                                    (558)                                         (558)
Tax benefit related to
 exercise of stock
 options and
 disqualifying
 dispositions...........                      1,795                                                      1,795
Unrealized loss on
 securities available
 for sale, net of tax...                                     (21)                                          (21)
Purchase of treasury
 stock..................                                                         (23,000)     (346)       (346)
Net income..............                                              6,411                              6,411
                          ---------  ----   -------     --------    -------   ----------  --------     -------
Balance December 31,
 1997...................  8,220,623    82    61,963       (1,007)    21,243     (220,049)   (3,333)     78,948
Exercise of stock
 options................     15,632             247                     (52)       8,725       111         306
Employee stock purchase
 plan...................     19,873             205                               15,048       227         432
Compensation expense
 related to common stock
 options................                        198                                                        198
Effect of exchange rate
 changes................                                    (523)                                         (523)
Unrealized gain on
 securities available
 for sale, net of tax...                                     148                                           148
Purchase of treasury
 stock..................                                                        (763,300)  (10,508)    (10,508)
Net income..............                                              9,368                              9,368
                          ---------  ----   -------     --------    -------   ----------  --------     -------
Balance December 31,
 1998...................  8,256,128    82    62,613       (1,382)    30,559     (959,576)  (13,503)     78,369
Exercise of stock
 options................     79,719     1       772                                                        773
Employee stock purchase
 plan...................     44,014     1       479                                                        480
Compensation expense
 related to common stock
 options................                         30                                                         30
Effect of exchange rate
 changes................                                     (60)                                          (60)
Tax benefit related to
 exercise of stock
 options and
 disqualifying
 dispositions...........                        213                                                        213
Unrealized loss on
 securities available
 for sale, net of tax...                                    (179)                                         (179)
Purchase of treasury
 stock..................                                                        (893,700)  (12,789)    (12,789)
Net income..............                                              2,671                              2,671
                          ---------  ----   -------     --------    -------   ----------  --------     -------
Balance December 31,
 1999...................  8,379,861  $ 84   $64,107     $ (1,621)   $33,230   (1,853,276) $(26,292)    $69,508
                          =========  ====   =======     ========    =======   ==========  ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $  6,411  $  9,368  $  2,671
 Adjustments to reconcile net income to net cash
  provided by operating activities--
  Depreciation and amortization..................    3,116     5,870     4,959
  Compensation expense related to common stock
   options.......................................       30       198        30
  Tax benefit from exercise of stock options and
   disqualifying dispositions....................    1,795        --       213
  (Increase) decrease in assets--
   Accounts receivable...........................   (1,372)   (5,917)   (7,122)
   Inventories...................................   (3,998)    3,121    (2,060)
   Prepaid expenses and other current assets.....      (52)     (106)       40
   Deferred income taxes.........................   (1,364)       32     1,983
   Other assets..................................      750       (60)     (177)
  Increase (decrease) in liabilities--
   Accounts payable..............................   (1,177)    3,487       854
   Accrued expenses..............................    1,188     2,739       (78)
                                                  --------  --------  --------
    Net cash provided by operating activities....    5,327    18,732     1,313
Cash flows from investing activities:
 Purchase of property and equipment, net.........   (8,551)   (9,540)   (7,688)
 Sale and maturity of marketable securities......   16,287    12,240    17,372
 Purchase of marketable securities...............  (14,967)  (19,006)   (1,387)
                                                  --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................   (7,231)  (16,306)    8,297
Cash flows from financing activities:
 Exercise of stock options and sale of common
  stock, net.....................................    2,467       738     1,253
 Increase in notes payable.......................       --     3,861       844
 Purchase of treasury stock......................     (346)  (10,508)  (12,789)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................    2,121    (5,909)  (10,692)
Effect of exchange rates on cash.................     (558)     (523)      (60)
                                                  --------  --------  --------
Net decrease in cash and cash equivalents........     (341)   (4,006)   (1,142)
Cash and cash equivalents, beginning of period...    9,818     9,477     5,471
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $  9,477  $  5,471  $  4,329
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid................................... $     30  $    135  $    136
                                                  ========  ========  ========
 Income taxes paid............................... $  3,369  $  1,929  $  4,201
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

 a) Nature of the Business

  MicroTouch Systems, Inc. develops, manufactures and sells touch and pen input systems, including touch sensitive screens, digitizers for pen computers, ThruGlass products, and electronic P.C whiteboards.

 b) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of MicroTouch Systems, Inc. and its wholly owned subsidiaries (together, the "Company"). All significant intercompany accounts, transactions and profits have been eliminated.

 c) Earnings per Share

  In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method. Included in diluted earnings per share are 408,000, 143,000 and 151,000 dilutive potential common shares for 1997, 1998 and 1999, respectively. Excluded from diluted earnings per share were options to purchase 12,000, 585,000 and 943,000 shares in 1997, 1998 and 1999, respectively. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective years.

 d) Cash and Cash Equivalents

  The Company held no liquid investments with original maturities of less than 90 days at December 31, 1998 or December 31, 1999. Cash equivalents are stated at cost, which approximates market value.

 e) Marketable Securities

  Marketable securities consist of investment-grade, federal tax-exempt municipal bonds. The aggregate market value, cost basis, and unrealized gains and losses of securities available for sale, by major security type, as of December 31, 1999 and 1998 are as follows:

                                                           Gross      Gross
                                   Market                Unrealized Unrealized
                                    Value    Cost Basis    Gains      Losses
                                 ----------- ----------- ---------- ----------
Tax Exempt Securities at
 December 31, 1998.............. $32,191,000 $31,850,000  $344,000   $  3,000
                                 =========== ===========  ========   ========
Tax Exempt Securities at
 December 31, 1999.............. $15,566,000 $15,710,000  $  7,000   $151,000
                                 =========== ===========  ========   ========

  Securities available for sale in the accompanying balance sheet at December 31, 1998 and 1999 include $7,782,000 and $4,454,000 respectively, with contractual maturities of one year or less, $23,346,000 and $10,158,000 respectively, with contractual maturities of one through five years and $1,063,000 and $954,000 respectively, with maturities of more than five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of call options that enable the issuer to redeem these securities at an earlier date.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

 f) Inventories

  Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                              December 31,
                                                         -----------------------
                                                            1998        1999
                                                         ----------- -----------
      Raw materials..................................... $ 6,286,000 $ 5,231,000
      Work-in-process...................................   1,167,000   3,608,000
      Finished goods....................................   8,501,000   9,175,000
                                                         ----------- -----------
                                                         $15,954,000 $18,014,000
                                                         =========== ===========

 g) Property and Equipment

  The Company provides for depreciation and amortization, using the straight-line method, through charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives. The estimated useful life for property and equipment is 3 to 7 years except for a building owned by the Company, the life of which is 25 years.

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

 i) Foreign Currency Translation

  The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year end. Revenues and expenses are translated using exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income and amounted to a loss of approximately $999,000 for the year ended December 31,1997, a loss of approximately $340,000 for the year ended December 31, 1998 and a gain of approximately $135,000 for the year ended December 31, 1999.

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

 k) Disclosures About Fair Value of Financial Instruments

  SFAS No 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Company as of December 31, 1999 consist primarily of cash equivalents and marketable securities, short-term trade receivables, payables and notes payable for which the carrying amounts approximate fair values.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

 l) Capitalized Software Development Costs

  Software development costs for new software and for enhancements to existing software are expensed as incurred prior to the establishment of technological feasibility and subsequent to general release of the product. Otherwise software development costs are capitalized and amortized over the estimated life of the product. There were no capitalized software costs as of December 31, 1998 and 1999.

 m) Other Assets

  The Company periodically assesses the realizability of its long-lived assets in accordance with SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted future cash flows for each subsidiary having a material goodwill balance. If the sum of the expected non-discounted future cash flow is less than the carrying amount of goodwill, the Company would recognize an impairment loss.

 n) Comprehensive Income

  Effective January 1, 1998 the Company adopted the provisions of SFAS No 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all non-owner related changes in a company's equity including, among other things, foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside of the United States, no taxes are provided on such amounts.

 o) Recent Accounting Pronouncements

  In March 1998, The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

  In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

  In June 1998, the FASB issued SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No 137, issued in June 1999, deferred the effective date of SFAS No 133 to fiscal years beginning after June 15, 2000.

2) Line of Credit

  The Company has demand bank lines of credit in the U.S totaling $7,500,000, including letters of credit, under which the Company may borrow on an unsecured basis at the bank's prime rate. There was a balance of $2,264,000 outstanding under these lines at December 31, 1998 and $3,105,000 outstanding at December 31, 1999.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

  The Company has a demand bank line of credit in the United Kingdom in the amount of approximately $2,400,000 under which the Company may borrow on a secured basis at a negotiated rate. There was a balance of $1,500,000 outstanding under this line at December 31, 1998 and $1,530,000 outstanding at December 31, 1999.

3) Stockholders' Equity

 a) Equity Incentive Plans

  In 1992, the stockholders of the Company approved the 1992 Equity Incentive Plan (the 1992 Plan) which replaced the Company's 1983 Incentive Stock Option Plan (the 1983 Plan). In June 1997 and 1998, the 1992 Plan was amended by the stockholders of the Company. The 1992 Plan, as amended, authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights
(SARs), performance shares or restricted stock (individually and collectively, the Awards) for the purchase of an aggregate of 2,750,000 shares of common stock, including shares that are issuable pursuant to outstanding stock options under the 1983 Plan. Incentive stock options will be granted at not less than the fair market value at the date of grant. Non-qualified stock options will be granted at not less than 50% of the fair market value at the date of grant. Options granted on or before July 31, 1998 vest ratably over four years. Options granted after July 31, 1998 vest over three years at a rate of 20% in the first year and 40% in each of the second and third years. At December 31, 1999, options to purchase 1,472,727 shares of common stock were outstanding and 341,818 shares of common stock were available for future grants under the 1992 Plan. As of December 31, 1999, no SARs, performance shares or other restricted stock have been awarded under the 1992 Plan.

  In 1998, the Board of Directors adopted a new stock option plan (the 1998
Plan). The 1998 Plan authorizes the grant of non-qualified stock options (the Awards) for the purchase of an aggregate of 1,000,000 shares of common stock. Options will be granted at not less than the fair market value at the date of grant and generally vest over three years. At December 31, 1999, options to purchase 266,800 shares of common stock were outstanding and 733,200 shares of common stock were available for future grants under the 1998 Plan.

  The Board of Directors has appointed the Compensation Committee (the Committee) to administer the 1992 Plan and the 1998 Plan. The Committee generally selects the individuals who will receive the Awards, and the terms and conditions of those Awards.

  In 1993, options to purchase 200,000 shares were granted to the Company's Chairman of the Board of Directors under a 10 year performance incentive agreement pursuant to the 1992 Plan. As of December 31, 1999, 160,000 shares have been exercised and the remaining 40,000 shares, which are included in the 1992 Plan above, were exercisable under this grant.

  In 1994, the Board of Directors adopted the 1994 Director Stock Option Plan (the 1994 Plan) which was approved by the stockholders at the 1995 annual stockholders' meeting The 1994 Plan authorizes the grant of non-qualified stock options to all directors of the Company who are not employees of the Company or any of its subsidiaries. An aggregate of 200,000 shares of common stock have been authorized for issuance under the 1994 Plan. The Board of Directors administers the 1994 Plan. Under the terms of the 1994 Plan, as amended, each non-employee director, upon initial election to the Board of Directors, shall receive options to purchase 10,000 shares of common stock. In lieu of grants upon election, current directors received initial grants upon the effective date of the adoption of the 1994 Plan. Immediately following the annual meeting of the stockholders each year, each non-employee director of the Company continuing in office shall automatically be granted options to purchase 5,000 shares of common stock. Options will be granted at not less than fair market value Options granted before June 24, 1998 generally vested over two years. Options granted on or after June 24, 1998 vest over three years. At December 31, 1999, options to purchase 102,500 shares of common stock were outstanding and 62,500 shares of common stock were available for future grants under the 1994 Plan.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

  The following is a summary of the stock option activity for the years ended December 31, 1997, 1998 and 1999:

                                                      Number of  Exercise Price
                                                       Shares      per Share
                                                      ---------  --------------
Outstanding at December 31, 1996..................... 1,169,200  $1.75 - $25.75
  Granted............................................   385,307  15.75 -  31.50
  Terminated.........................................   (60,043)  6.19 -  26.00
  Exercised..........................................  (310,979)  1.75 -  17.81
                                                      ---------
Outstanding at December 31, 1997..................... 1,183,485   1.75 -  31.50
  Granted............................................   516,745  11.81 -  19.25
  Terminated.........................................  (109,873)  7.75 -  31.50
  Exercised..........................................   (24,357)  6.19 -  16.89
                                                      ---------
Outstanding at December 31, 1998..................... 1,566,000   1.75 -  31.50
  Granted............................................   443,350  11.88 -  17.13
  Terminated.........................................   (87,604) 12.81 -  31.50
  Exercised..........................................   (79,719)  1.75 -  15.75
                                                      ---------
Outstanding at December 31, 1999..................... 1,842,027  $1.75 - $31.50
                                                      =========

  The following is a summary of options outstanding and exercisable at December 31, 1999:

                             Options Outstanding                  Options Exercisable
                --------------------------------------------- ----------------------------
                  Number                     Weighted Average   Number
   Range of     Outstanding Weighted Average    Remaining     Exercisable Weighted Average
ExercisePrices  At 12/31/99  Exercise Price  Contractual Life At 12/31/99  Exercise Price
--------------  ----------- ---------------- ---------------- ----------- ----------------
$1.75
 -
 $12.81            528,900       $ 9.77            3.9          218,425        $ 5.50
$12.82
 -
 $15.13            384,987        14.86            5.7          201,280         14.87
$15.25
 -
 $15.56            394,946        15.51            5.0           89,616         15.51
$15.63
 -
 $19.75            370,844        18.32            6.3          176,682         18.06
$20.56
 -
 $31.50            162,350        23.64            6.8          104,176         23.49
                 ---------                                      -------
                 1,842,027       $15.01            5.3          790,179        $14.20
                 =========                                      =======

  The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's pro forma net loss, basic and diluted loss per share would have been $0.5 million, $.07 and $.07 respectively for the fiscal year ended December 31, 1999. The Company's pro forma net income, basic and diluted earnings per share would have been $7.0 million, $.91 and $.89 respectively for the fiscal year ended December 31, 1998 and $3.9 million, $.49 and $.47, respectively for the fiscal year ended December 31, 1997 Pro forma net income and earnings per share have not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

  The weighted average fair values of all options granted in 1997, 1998 and 1999 were $9.79, $7.22 and $7.65, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: risk free interest rate of 6.3%, 5.7% and 5.1%, expected dividend yields of zero for all periods, expected option lives of 5 years for all options granted in 1997 and 1998 and 4 years for options granted in 1999, and expected volatility of 69%, 66% and 64%.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

 b) Shareholder Rights Plan

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

4) Income Taxes

  The Company accounts for income taxes in accordance with SFAS No 109, "Accounting for Income Taxes." Provisions for income taxes recognize the tax effect of all revenue and expense transactions as well as any changes during the period in deferred tax assets and liabilities. The effects of changes in tax rates and laws on deferred tax assets and liabilities are reflected in net income in the period in which such changes are enacted.

  The components of domestic and foreign income before the provision for income taxes are as follows:

                                                  Year Ended December 31,
                                            ------------------------------------
                                               1997         1998        1999
                                            ----------- ------------ -----------
      Domestic............................. $ 7,531,000 $  9,336,000 $   527,000
      Foreign..............................   2,210,000    4,440,000   3,401,000
                                            ----------- ------------ -----------
        Total.............................. $ 9,741,000 $ 13,776,000 $ 3,928,000
                                            =========== ============ ===========

  The provision for federal, state and foreign income taxes consists of the following:

                                   1997                               1998                               1999
                      --------------------------------- --------------------------------- -------------------------------------
                        Federal      State     Foreign    Federal     State     Foreign     Federal       State       Foreign
                      -----------  ---------  --------- ----------- --------- ----------- ------------  ----------  -----------
Current.........      $ 2,903,000  $ 862,000  $ 929,000 $ 2,449,000 $ 247,000 $ 1,680,000 $ (1,567,000) $ (229,000) $ 1,070,000
Deferred/(Prepaid)..   (1,052,000)  (312,000)        --      20,000    12,000          --    1,706,000     277,000           --
                      -----------  ---------  --------- ----------- --------- ----------- ------------  ----------  -----------
                      $ 1,851,000  $ 550,000  $ 929,000 $ 2,469,000 $ 259,000 $ 1,680,000 $    139,000  $   48,000  $ 1,070,000
                      ===========  =========  ========= =========== ========= =========== ============  ==========  ===========

  Significant items making up net deferred tax assets as of December 31, 1998 and 1999 are as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
      Reserves for inventories......................... $ 1,410,000 $   531,000
      Reserves for accounts receivable.................   1,569,000     430,000
      Reserves for warranty............................     790,000     431,000
      Other reserves and accruals......................   3,068,000   3,462,000
                                                        ----------- -----------
        Net deferred tax assets........................ $ 6,837,000 $ 4,854,000
                                                        =========== ===========

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

  The amount computed by applying the federal statutory income tax rate of 34% to income before provision for income taxes differs from the Company's provision for income taxes due to the following:

                                              Year Ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
      Provision at federal statutory
       rate............................ $ 3,312,000  $ 4,684,000  $ 1,336,000
      State taxes, net of federal
       benefit.........................     479,000      171,000       31,000
      Foreign operating losses not
       (benefited).....................     135,000      138,000     (262,000)
      Tax-exempt interest benefit......    (392,000)    (436,000)    (304,000)
      Foreign sales corporation
       benefit.........................    (551,000)         --      (128,000)
      Other, net.......................     347,000     (149,000)     584,000
                                        -----------  -----------  -----------
                                        $ 3,330,000  $ 4,408,000  $ 1,257,000
                                        ===========  ===========  ===========

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

 b) Leased Facilities

  The Company conducts its operations primarily in leased facilities under operating lease arrangements expiring on various dates through September 2006. Total rent expense under all leases for the years ended December 31, 1997, 1998 and 1999 was approximately $1,889,000, $1,543,000 and $2,224,000, respectively.

  Future minimum lease payments for all noncancelable leases are as follows:

Fiscal Year Ending                                                     Amount
------------------                                                   -----------
2000................................................................ $ 1,655,000
2001................................................................   1,505,000
2002................................................................   1,378,000
2003................................................................     708,000
2004................................................................     398,000
2005 and thereafter.................................................     620,000
                                                                     -----------
  Total............................................................. $ 6,264,000
                                                                     ===========

 c) Post-retirement Benefits

  The Company does not offer any post-retirement or post-employment benefits to its employees.

6) Segment Information

  Effective January 1, 1998, the Company adopted SFAS No 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders It also establishes

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment consisting of the development, manufacture and sale of touch sensitive input systems. The Company's technologies are managed as one segment, or one strategic unit, because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

  Geographic area information for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                      United Kingdom
                                            of           Other
                           Domestic   Great Britain  International Consolidated
                         ------------ -------------- ------------- -------------
Year Ended December 31,
 1997
  Net sales............. $ 74,555,000  $ 35,011,000  $ 18,915,000  $ 128,481,000
  Income (loss) before
   provision for income
   taxes................    7,531,000      (211,000)    2,421,000      9,741,000
  Identifiable assets...   71,649,000    16,235,000     6,953,000     94,837,000
Year Ended December 31,
 1998
  Net sales............. $ 75,511,000  $ 50,108,000  $ 18,751,000  $ 144,370,000
  Income before
   provision for income
   taxes................    9,336,000     4,119,000       321,000     13,776,000
  Identifiable assets...   78,065,000    14,984,000    11,296,000    104,345,000
Year Ended December 31,
 1999
  Net sales............. $ 84,544,000  $ 44,617,000  $ 28,330,000  $ 157,491,000
  Income before
   provision for income
   taxes................      527,000       909,000     2,492,000      3,928,000
  Identifiable assets...   63,786,000    15,468,000    17,850,000     97,104,000

  Intercompany transfers to the Company's foreign subsidiaries are transacted at prices intended to allow the subsidiaries' earnings to be comparable to unaffiliated distributors. Sales to unaffiliated customers outside the United States, including U.S export sales, were approximately $57,409,000 in 1997, $71,351,000 in 1998, and $75,952,000 in 1999, which represented 45%, 49% and
48% of net sales, respectively.

  No single customer represented more than 10% of total sales during the years ended December 31, 1998 or 1999.

7) Retirement Savings Plan

  The Company has a 401(k) employee savings plan established in 1993 covering substantially all employees. Matching company contributions are at the discretion of the Board of Directors. Effective in 1998, the Board authorized matching contributions up to $900 of participants' contributions. Company contributions and other expenses of the Plan amounted to $156,000 in 1997, $306,000 in 1998 and $306,000 in 1999.

8) Legal Proceedings

  The Company had been involved in an international arbitration entitled MicroTouch Systems, Inc v Nissha Printing Co Ltd., ("Nissha") which was under the auspices of the International Chamber of Commerce ("ICC"). The case was based on the Company's claims that Nissha breached noncompetition provisions and other terms of a distribution agreement between the Company and Nissha.

  In January 1997, the Company was informed that while it had won the case based on the merits of its claims, any recovery of damages was time barred under the terms of the original agreement between the two parties in the dispute. As a result, the Company was required to pay a portion of Nissha's fees and costs related to the

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES arbitration, in the amount of $595,000. The Company expensed these fees and costs awarded to Nissha as a part of its second quarter 1997 financial results. This payment completed the Company's involvement in the matter.

  The Company is a defendant in a case entitled Behne v MicroTouch Systems, Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms Behne, a former employee of MicroTouch, that the Company had discriminated against her during her employment at the Company. In March 1999, a jury found the Company not liable on the discrimination and retaliation claims, but awarded the plaintiff approximately $2,600,000 in compensatory and punitive damages under a related misrepresentation claim. While the matter continues under the appeals process, the Company has established a reserve for the full amount of the initial jury judgement, as well as associated legal fees, in the amount of $3,303,000, of which approximately $2,900,000 remained in the reserve at December 31, 1999. The Company continues to believe that the claims are without merit but no assurances can be given as to the outcome of this legal matter during the appeal process.

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

9) Non-recurring Charge

  During the fourth quarter of 1999, the Company committed to a plan to dispose of its Factura kiosk business. As a result, the Company recorded a pre-tax non-recurring charge of $1,950,000 in the fourth quarter of 1999. On January 18, 2000, the Company completed the sale of certain of the assets of the Factura division to Factura Corporation, a new company partially owned by former management of the division. As a result of this transaction, the Company received cash and promissory notes in the approximate amount of $400,000 and will receive certain lease payments over a 5-year period. The Company may also receive additional payments based upon the buyer achieving certain specified revenue levels over the next five years.

  The non-recurring charge includes (i) $43,000 associated with personnel reductions of approximately 12 positions at the Factura division prior to the sale, (ii) $417,000 associated with estimated lease costs for the Factura facility subsequent to the sale date (net of estimated sublease income), (iii) $210,000 associated with legal and other exit costs, and (iv) $1,280,000 associated with a loss on the sale of the non-cash assets of the Factura division. No amounts had been paid as of December 31, 1999.

  Included in the consolidated results of operations for 1997, 1998 and 1999 are Factura sales and operating income, respectively, of $7.7 million and $80,000 in 1997, and Factura sales and operating losses, respectively, of $6.9 million and $856,000 in 1998 and $4.4 million and $1.5 million in 1999. The loss on the sale consists primarily of the writedown to fair value of certain fixed assets and goodwill.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

10) Quarterly Results (Unaudited)

  Financial results by quarter for 1998 and 1999 are summarized below (in thousands, except per share amounts):

                                                       1998
                                        ------------------------------------
                                         First     Second   Third    Fourth
                                        Quarter   Quarter  Quarter  Quarter
                                        --------  -------- -------- --------
Net Sales.............................. $ 35,727  $ 37,125 $ 34,948 $ 36,570
Gross Profit...........................   13,043    14,336   13,595   14,446 (a)
Net Income.............................    2,270     2,259    2,341    2,498
Diluted Earnings Per Share............. $   0.28  $   0.28 $   0.30 $   0.33
                                                       1999
                                        ------------------------------------
                                         First     Second   Third    Fourth
                                        Quarter   Quarter  Quarter  Quarter
                                        --------  -------- -------- --------
Net Sales.............................. $ 36,728  $ 41,044 $ 38,552 $ 41,167
Gross Profit...........................   13,638    14,832   13,502   11,196
Net Income (Loss)......................     (277)    2,097    2,167   (1,316)
Diluted Earnings (Loss) Per Share...... $  (0.04) $   0.30 $   0.31 $  (0.20)

--------
(a) Certain reclassifications have been made to the quarterly 1998 consolidated statements of operations to conform to the full year 1998 presentation.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The sections entitled "Nomination and Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 2000, are incorporated herein by reference.

Item 11. Executive Compensation

  The section entitled "Executive Compensation" contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 2000, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The section entitled "Security Ownership of Officers, Directors and Principal Stockholders" contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 2000, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  The following documents are filed as a part of this Report:

  (a)(1) Index to Consolidated Financial Statements

  The following consolidated financial statements of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

                                                                       Page in
                                                                       Form 10K
                                                                       --------
Report of Independent Public Accountants.............................    F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999.........    F-2
Consolidated Statements of Operations and Comprehensive Income for
 each of the three years in the period ended December 31, 1999.......    F-3
Consolidated Statements of Stockholders' Equity for each of the three
 years in the period ended December 31, 1999.........................    F-4
Consolidated Statements of Cash Flows for each of the three years in
 the period ended December 31, 1999..................................    F-5
Notes to Consolidated Financial Statements...........................    F-6

  (a)(2) Index to Consolidated Financial Statement Schedules

  The following consolidated financial statement schedules of MicroTouch Systems, Inc. and subsidiaries are included pursuant to Item 8:

  Schedule II Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999

  Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  (b) The Company filed no current reports on Form 8-K during the quarter ended December 31, 1999.

  (c) Exhibits

    3.1  Restated Articles of Organization, as amended to date (5)

    3.2  Amended and Restated By-laws (1)

    4.1  Shareholder Rights Agreement (5)

   10.1  1992 Equity Incentive Plan (1) (4)

   10.7  Lease Agreement between the Company and Griffin Brook Park Associates
         Joint Venture dated November 6, 1992 (2)

   10.9  Money Market Note dated August 29, 1994 (3)

   10.10 Purchase Agreement between the Company and Griffin Brook Two
         Associates Joint Venture dated August 2, 1995 (5)

   10.11 1994 Directors Stock Option Plan (4) (5)

   10.12 1995 Employee Stock Purchase Plan (4) (5)

   10.13 1998 Employee and Consultant Non-Qualified Stock Option Plan (6)

   10.14 Letter Agreement with Barclays Bank PLC dated April 7, 1998. (6)

   10.15 Letter Agreement with Fleet National Bank dated October 20, 1999.
         Filed herewith.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Public Accountants. Filed herewith.

   24    Power of Attorney (included on signature page).

   27    Financial Data Schedule. Filed herewith.

--------
(1) Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992 (Registration No 33-47874) and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
(4) Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
(5) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.
(6) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1998 and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROTOUCH SYSTEMS, INC.

                                                /s/ D. Westervelt Davis
                                          By: _________________________________
                                                    D. Westervelt Davis
                                                 President, Chief Executive
                                                    Officer and Director
                                                     February 28, 2000


  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoffrey P Clear and William T Whelan, and each of them his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10K, including amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifies and confirms all his said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ James D. Logan             Chairman of the Board of    February 28, 2000
______________________________________  Directors
            James D. Logan

     /s/ D. Westervelt Davis           President, Chief Executive  February 28, 2000
______________________________________  Officer and Director
         D. Westervelt Davis

      /s/ Geoffrey P. Clear            Vice President, Finance     February 28, 2000
______________________________________  and Administration, Chief
          Geoffrey P. Clear             Financial Officer and
                                        Treasurer

    /s/ Edward J. Stewart III          Director                    February 28, 2000
______________________________________
        Edward J. Stewart III

        /s/ Frank Manning              Director                    February 28, 2000
______________________________________
            Frank Manning

         /s/ Peter Brumme              Director                    February 28, 2000
______________________________________
             Peter Brumme

                                                                     SCHEDULE II

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                             (Amounts in thousands)

                         Balance at Charged to                          Balance at
                         Beginning   Cost and  Charged to   Returns/      End of
                         of Period   Expense     Sales    Write-offs(a)   Period
                         ---------- ---------- ---------- ------------- ----------
Allowance for Doubtful
 Accounts and Sales
 Returns
Year Ended December 31,
 1997...................  $ 3,940     $ 127     $ 1,249     $   (147)    $ 5,169
Year Ended December 31,
 1998...................  $ 5,169     $ 529     $   305     $ (1,048)    $ 4,955
Year Ended December 31,
 1999...................  $ 4,955     $ 427     $   165     $ (3,846)    $ 1,701

--------
(a) Effective January 1, 1997, the Company changed its accounting procedures to allow the value of product returns to be offset as a credit directly to sales, rather than charged against the sales return allowance. The actual value of product returns was $4.5 million, $4.9 million and $5.6 million for 1997, 1998 and 1999, respectively.

                                 EXHIBIT INDEX

  3.1  Restated Articles of Organization as amended to date.(5)

  3.2  Amended and Restated By-laws.(1)

  4.1  Shareholder Rights Agreement.(5)

 10.1  1992 Equity Incentive Plan.(1)(4)

 10.5 License Agreement between the Company, Peptek, Inc and Mr. Jim Zeeger dated July 1, 1988.(1)

 10.7  Lease Agreement between the Company and Griffin Brook Park Associates
       Joint Venture dated November 6, 1992.(2)

 10.9  Money Market Note dated August 29, 1994.(3)

 10.10 Purchase and Sale Agreement between the Company and Griffin Brook Two
       Associates Joint Venture dated August 2, 1995.(5)

 10.11 1994 Directors Stock Option Plan.(4)(5)

 10.12 1995 Employee Stock Purchase Plan.(4)(5)

 10.13 1998 Employee and Consultant Non-Qualified Stock Option Plan.(6)

 10.14 Letter Agreement with Barclays Bank PLC dated April 7, 1998.(6)

 10.15 Letter Agreement with Fleet National Bank dated October 20, 1999. Filed herewith.

 21    Subsidiaries of the Registrant.

 23 Consent of Independent Public Accountants filed herewith. Filed herewith.

 24    Power of Attorney (included on signature page).

 27    Financial Data Schedule. Filed herewith.

--------
(1) Filed as an exhibit to a Registration Statement on Form S-1 filed on June 26, 1992 (Registration No. 33-47874) and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10-Q filed for the quarter ended September 30, 1994 and incorporated herein by reference.
(4) Indicates management contracts or compensatory plans in which the executive officers or directors of the Company participate.
(5) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1995 and incorporated herein by reference.
(6) Filed as an Exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 1998 and incorporated herein by reference.