Form 10-Q
period 2000-04-01
MICROTOUCH SYSTEMS INC
filed 2000-05-16
CIK 803395

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

                        Commission File Number 0-20215

                           MICROTOUCH SYSTEMS, INC.
            (Exact name of Registrant as specified in its Charter)

Massachusetts                                                04-2802971
-------------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 Griffin Brook Park Drive, Methuen, MA                    01844
-----------------------------------------                    -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number:                               978-659-9000
-----------------------------                                ------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                    Yes  X     No_______
                                        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of April 28, 2000 there were outstanding: 6,482,842 shares of common stock of the Registrant.

Total number of pages:  12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - April 1, 2000
           and December 31, 1999                                           3

           Consolidated Statements of Operations and Comprehensive
           Income - Three Months Ended April 1, 2000 and April 3, 1999     4

           Consolidated Statements of Cash Flows - Three
           Months Ended April 1, 2000 and April 3, 1999                    5

           Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              10

Item 5.    Other Information                                              11

Item 6.    Exhibits and Reports on Form 8-K                               11

           SIGNATURES                                                     12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                       April 1,       December 31,
                                                                                         2000             1999
                                                                                      ----------      -----------
                                  Assets                                              (Unaudited)
Current assets:
     Cash and cash equivalents.......................................................   $  6,372       $  4,329
     Marketable securities...........................................................     15,731         15,566
     Accounts receivable, net of allowances of $1,886 and $1,701
        at April 1, 2000 and December 31, 1999, respectively.........................     26,042         30,387
     Inventories.....................................................................     18,448         18,014
     Deferred income taxes...........................................................      5,020          4,854
     Prepaid expenses and other current assets.......................................      1,160          1,177
                                                                                        --------       --------
          Total current assets.......................................................     72,773         74,327
Property and equipment, net..........................................................     21,462         20,975
Other assets.........................................................................      1,601          1,802
                                                                                        --------       --------
Total assets.........................................................................   $ 95,836       $ 97,104
                                                                                        ========       ========
                   Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable...................................................................   $  6,939       $  4,635
     Accounts payable................................................................     10,493         10,190
     Accrued payroll and related costs...............................................      2,633          2,763
     Accrued expenses................................................................      8,994          9,938
                                                                                        --------       --------
          Total current liabilities..................................................     29,059         27,526
Long-term notes payable..............................................................         68             70
                                                                                        --------       --------
          Total liabilities..........................................................     29,127         27,596
Stockholders' equity
     Preferred stock, $.01 par value per share - 500,000 shares authorized, none issued and outstanding at April 1, 2000
        and December 31, 1999, respectively..........................................          -              -
     Common stock, $.01 par value per share - 20,000,000 shares authorized, 8,379,861 shares issued at April 1, 2000 and
        December 31, 1999............................................................         84             84
     Additional paid-in capital......................................................     64,113         64,107
     Treasury stock at cost, 1,917,776 and 1,853,276 shares at
        April 1, 2000 and December 31, 1999, respectively............................    (27,178)       (26,292)
     Accumulated other comprehensive loss............................................     (2,155)        (1,621)
     Retained earnings...............................................................     31,845         33,230
                                                                                        --------       --------
          Total stockholders' equity.................................................     66,709         69,508
                                                                                        --------       --------
Total liabilities and stockholders' equity...........................................   $ 95,836       $ 97,104
                                                                                        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                                                                          Three Months Ended
                                                                                 -----------------------------------
                                                                                 April 1, 2000         April 3, 1999
                                                                                 -------------         -------------
                                                                                             (Unaudited)
Net sales.....................................................................        $ 40,005              $ 36,728
Cost of sales.................................................................          29,943                23,090
                                                                                      --------              --------
     Gross profit.............................................................          10,062                13,638
Operating expenses:
     Research and development.................................................           3,719                 3,258
     Sales and marketing......................................................           5,432                 5,363
     General and administrative...............................................           3,006                 2,508
     Amortization of intangibles..............................................              55                   114
                                                                                      --------              --------
          Total operating expenses............................................          12,212                11,243
                                                                                      --------              --------
               Operating income (loss)........................................          (2,150)                2,395
Other income, net.............................................................             143                   501
Litigation costs..............................................................               -                 3,303
                                                                                      --------              --------
Loss before income taxes......................................................          (2,007)                 (407)
Income tax benefit............................................................            (622)                 (130)
                                                                                      --------              --------
Net loss......................................................................        $ (1,385)             $   (277)
                                                                                      ========              ========

Net loss per share:
     Basic....................................................................        $  (0.21)             $  (0.04)
     Diluted..................................................................        $  (0.21)             $  (0.04)

Weighted average and dilutive potential common shares outstanding:

     Basic....................................................................           6,506                 7,289
     Diluted..................................................................           6,506                 7,289

Comprehensive income:
Net loss......................................................................        $ (1,385)             $   (277)
Currency translation adjustment...............................................            (492)                 (642)
Unrealized gain (loss) on marketable securities...............................             (42)                   28
                                                                                      --------              --------
Comprehensive income..........................................................        $ (1,919)             $   (891)
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

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                Three Months Ended
                                                                                           ----------------------------
                                                                                            April 1,         April 3,
                                                                                             2000             1999
                                                                                           ------------      ----------
                                                                                                  (Unaudited)
Cash flows from operating activities:
       Net loss...........................................................................     $  (1,385)     $    (277)
       Adjustments to reconcile net loss to net cash provided
          by operating activities ---
             Depreciation and amortization................................................         1,586          1,150
             Compensation expense related to stock options................................             8              8
       Changes in operating assets and liabilities ---
             Accounts receivable..........................................................         4,345           (164)
             Inventories..................................................................          (434)           728
             Prepaid expenses and other assets............................................           163           (388)
             Deferred income taxes........................................................          (166)           355
             Accounts payable.............................................................           303         (3,538)
             Accrued expenses.............................................................        (1,078)         2,183
                                                                                               ---------      ---------
                Net cash provided by operating activities.................................         3,342             57

Cash flows from investing activities:
       Purchase of property and equipment, net............................................        (2,018)        (1,895)
       Sale and maturity of marketable securities.........................................           730         10,611
       Purchase of marketable securities..................................................          (895)          (526)
                                                                                               ---------      ---------
                Net cash provided by (used in) investing activities.......................        (2,183)         8,190

Cash flows from financing activities:
       Exercise of stock options and sale of common stock, net  ..........................             -            169
       Increase (decrease) in notes payable and long-term debt............................         2,304         (3,777)
       Purchase of treasury stock.........................................................          (886)        (3,056)
                                                                                               ---------      ---------
                Net cash provided by (used in) financing activities.......................         1,418         (6,664)

Effect of exchange rates on cash..........................................................          (534)          (642)
                                                                                               ---------      ---------
Net increase in cash and cash equivalents.................................................         2,043            941
Cash and cash equivalents, beginning of period............................................         4,329          5,471
                                                                                               ---------      ---------
Cash and cash equivalents, end of period..................................................     $   6,372          6,412
                                                                                               =========      =========
Supplemental disclosures of cash flow information:
       Interest paid......................................................................     $      95      $      43
                                                                                               =========      =========
       Income taxes paid (refunded).......................................................     $    (736)     $     562
                                                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 1, 2000


(1)  Nature of Business
     ------------------

     MicroTouch Systems, Inc. develops, manufactures and sells touch and pen input systems, including touch sensitive screens, digitizers for pen computers, ThruGlass products, and electronic P.C. whiteboards.

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

(3)  Interim Consolidated Financial Statements
     -----------------------------------------

     The accompanying consolidated financial statements as of April 1, 2000 and for the three- month periods ended April 1, 2000 and April 3, 1999 include the accounts of the Company, and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000 and April 3, 1999. The results of operations for the three-month period ended April 1, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

     These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(4)  Earnings per Share
     ------------------

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method. The effect of stock options is antidilutive in loss periods. Therefore, excluded from diluted earnings per share were 145,000 and 170,000 dilutive potential common shares for the periods ended April 1, 2000 and April 3, 1999, respectively, as such shares would be antidilutive. Also excluded from diluted earnings per share were options to purchase 1,289,000 and 957,000 shares in the periods ended April 1, 2000 and April 3, 1999, respectively. These options were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

(5)  Line of Credit
     --------------

     The Company has demand bank lines of credit in the U.S. totaling $7,500,000, including letters of credit, under which the Company may borrow on an unsecured basis at the bank's prime rate. There was a balance of $5,730,000 and $3,105,000 outstanding under these lines at April 1, 2000 and December 31, 1999, respectively. The Company also has a demand bank line of credit in the United Kingdom in the amount of approximately $2,400,000 under which the Company may borrow on a secured basis at a negotiated rate. There was a balance of $1,209,000 and $1,500,000 outstanding under this line at April 1, 2000 and December 31, 1999, respectively.

(6)    Non-recurring Charge
       --------------------

     During the fourth quarter of 1999, the Company recorded a pre-tax non-recurring charge of $1,950,000 related to the disposal of its Factura kiosk business. On January 18, 2000, the Company completed the sale of certain of the assets of the Factura division. The non-recurring charge included (i) $43,000 associated with personnel reductions of approximately 12 positions at the Factura division prior to the sale; (ii) $417,000 associated with estimated lease costs for the Factura facility subsequent to the sale date (net of estimated sublease income); (iii) $210,000 associated with legal and other exit costs; and (iv) $1,280,000 associated with a loss on the sale of the non-cash assets of the Factura division. During the three months ended April 1, 2000, the Company paid out approximately $174,000 related to personnel reductions, facility costs and legal and other exit costs.

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                            Percentage of Net Sales
                            -----------------------
                                                       Three Months Ended
                                                  -----------------------------
                                                  April 1, 2000   April 3, 1999
                                                  -------------   -------------
Net Sales.........................................       100.0 %         100.0 %
Cost of Sales.....................................        74.8            62.9
     Gross Profit.................................        25.2            37.1
Operating Expenses:
     Research and Development.....................         9.3             8.9
     Sales and Marketing..........................        13.6            14.6
     General and Administrative...................         7.5             6.8
     Amortization of Intangible Assets............         0.1             0.3
          Total Operating Expenses................        30.5            30.6
Operating Income (Loss)...........................        (5.4)            6.5
Other Income, net.................................         0.4             1.4
Litigation Costs..................................           -            (9.0)
Loss Before Income Tax Benefit....................        (5.0)           (1.1)
Net Loss..........................................        (3.5)           (0.1)

Net Sales. Net sales in the quarter ended April 1, 2000 increased over the corresponding period of 1999 by $3.3 million or 9%. The increase in net sales was due to volume increases in Asia Pacific and Europe, partially offset by decreased volume in North America and the sale of the Factura kiosk division in January 2000. Excluding the impact of the Factura revenue from both periods, net sales would have increased by $4.8 million or 14%. International sales accounted for 60% of net sales for the period, representing an increase from 48% in the first quarter of 1999, due to the growth in Asia Pacific combined with decreased sales in the U.S.

Gross Profit. Gross profit in the quarter ended April 1, 2000 decreased from the corresponding period of 1999 by $3.6 million or 26%. As a percentage of net sales, gross profit decreased from 37.1% in the first quarter of 1999 to 25.2% in the first quarter of 2000. The gross profit percentage decline was primarily due to a.) additional costs related to the transition of the domestic integration of touch-enabled monitors to a third party; b.) the continued investment in expanding the production capacity of resistive touchscreens; and c.) a shift in the capacitive touchscreen mix from higher margin products to lower margin products.

Research and Development. Research and development expenses for the quarter ended April 1, 2000 increased over the corresponding period of 1999 by $461,000 or 14%. As a percentage of net sales, research and development expenses increased from 8.9% in the first quarter of 1999 to 9.3% in the first quarter of 2000. The increase in research and development expenses resulted primarily from the continued investment in programs to develop improvements in touchscreen technologies, especially a next generation version of capacitive products.

Sales and Marketing. Sales and marketing expenses in the quarter ended April 1, 2000 were flat with the corresponding period of 1999. As a percentage of net sales, sales and marketing expenses decreased from 14.6% in the first quarter of 1999 to 13.6% in the first quarter of 2000.

General and Administrative. General and administrative expenses in the quarter ended April 1, 2000 increased from the corresponding period of 1999 by $498,000 or 20%. As a percentage of net sales, general and administrative expense increased from 6.8% for the first quarter of 1999 to 7.5% for the first quarter of 2000. The increase was primarily due to increased costs in Asia Pacific to support the growth in the region.

Amortization of Intangible Assets. For the quarter ended April 1, 2000, operating expenses included $55,000 of amortization relating to various acquisitions and purchases of technologies, as compared to $114,000 for the corresponding period of 1999.

Other Income. Other income in the quarter ended April 1, 2000 decreased from the corresponding period of 1999 by $358,000 or 71%. This decrease was primarily due to a foreign currency loss of $35,000 in 2000 as compared to a gain of $191,000 in 1999. Interest income, net of interest expense, on the Company's cash and investment portfolio for the first quarter of 2000 was $178,000 compared to $310,000 for the first quarter of 1999, reflecting a decrease in the size of the Company's investment portfolio, which is discussed under "Liquidity and Capital Resources".

Litigation Costs. During the first quarter of 1999, the Company recorded a charge of $3.3 million related to a judgement against the Company in a lawsuit. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees.

Provision for Income Taxes. The Company's effective tax rate was 31% and 32% in the first quarter of 2000 and 1999, respectively. The 2000 effective tax rate differed from the federal statutory rate of 34% primarily as a result of the benefit related to tax exempt interest income and the utilization of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2000, the Company had net working capital of $43.7 million, including approximately $22.1 million in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $3.3 million for the quarter ended April 1, 2000. Additionally, the Company maintains bank lines of credit, including letters of credit, in the U.S. and the U.K. totaling $9.9 million. As of April 1, 2000, the Company had a total of $6.9 million outstanding under its bank lines of credit.

During 1999, the Board of Directors of the Company approved extensions to a repurchase program of the Company's common stock. Under the 1999 extensions, the amount of common stock to be repurchased is not to exceed $13.0 million. During the quarter ended April 1, 2000, the Company repurchased approximately 65,000 shares at an aggregate cost of $886,000. These shares have been and will be used for the Company's stock option plans, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the quarter ended April 1, 2000, the Company invested $2,018,000 in capital expenditures.

Pending operational needs, the Company has invested its cash in investment grade, interest-bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's working capital and capital expenditure requirements, at least through 2001. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and may pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

The discussion contained in this section, as well as elsewhere in this Form 10-Q, may contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Foreign Exchange Exposure

Significant portions of the Company's operations are conducted in foreign countries, including the United Kingdom of Great Britain, Germany, France, Italy, Spain, Australia, Taiwan, Japan, Hong Kong and Korea. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in fluctuations in the amounts relating to foreign operations reported in the Company's consolidated financial statements. In general, the Company's policy is not to enter into derivative financial instruments or other financial instruments to manage foreign currency exchange rate risk. The Company can provide no assurances that it will not enter into such financial instruments in the future.

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

                           PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company has been a defendant in a case entitled Behne v. MicroTouch Systems Inc., in the United States District Court in the Northern District of California. The case arose from claims by Ms. Behne, a former employee of MicroTouch, regarding gender discrimination, retaliation and misrepresentation during her employment at the Company. In March 1999, a jury found the Company not liable on the discrimination and retaliation claims, but awarded the plaintiff approximately $2.6 million in compensatory and punitive damages under the misrepresentation claim. While the matter continues under the appeals process, the Company has established a reserve for the full amount of the initial jury judgement, as well as associated legal fees, in the aggregate amount of $3.3 million, of which approximately $2.9 million remained in the reserve at April 1, 2000.

ITEM 5.     OTHER INFORMATION

To be considered for inclusion in the proxy statement related to the Annual Meeting of Stockholders to be held in 2001, stockholder proposals must be received no later than January 25, 2001. If the Company does not receive notice by April 9, 2001 of any matter to be considered for presentation at the Annual Meeting, although not included in the proxy statement, management proxies may confer discretionary authority to vote on the matters presented at the Annual Meeting by a stockholder in accordance with Rule 14a-4 under the Securities Exchange Act of 1934, as amended. All stockholder proposals should be marked for the attention of Chief Financial Officer, MicroTouch Systems, Inc., 300 Griffin Brook Park Drive, Methuen, MA 01844.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) 10.16 Amendment No. 1 to 1995 Employee Stock Purchase Plan. (Filed as Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995) Filed herewith.
            27.  Financial Data Schedule.  Filed herewith.

(b)         None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MicroTouch Systems, Inc.



Dated: May 15, 2000                          BY: /s/ Geoffrey P. Clear
                                                 ----------------------
                                                     Geoffrey P. Clear
                                                     Vice President -
                                                     Finance & Administration,
                                                     Chief Financial Officer &
                                                     Treasurer