Form 10-Q
period 2000-07-01
MICROTOUCH SYSTEMS INC
filed 2000-08-15
CIK 803395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

                    Yes   X          No
                         ---            ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of August 8, 2000 there were outstanding: 6,471,092 shares of common stock of the Registrant.

Total number of pages:  12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                       PAGE NO.

PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements
            Consolidated Balance Sheets - July 1, 2000
            and December 31, 1999                                         3


            Consolidated Statements of Operations and Comprehensive
            Income - Three and Six Months Ended July 1, 2000 and
            July 3, 1999                                                  4


            Consolidated Statements of Cash Flows - Six
            Months Ended July 1, 2000 and July 3, 1999                    5


            Notes to Consolidated Financial Statements                    6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8


PART II     OTHER INFORMATION


Item 1.     Legal Proceedings                                            11

Item 4.     Submission of Matters to a Vote of Security Holders          11

Item 6.     Exhibits and Reports on Form 8-K                             11

            SIGNATURES                                                   12

                    MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                JULY 1,       DECEMBER 31,
                                                                                 2000             1999
                                                                              ----------      ------------
                                  ASSETS                                      (Unaudited)
Current assets:
     Cash and cash equivalents ..............................................   $  5,868         $  4,329
     Marketable securities ..................................................     12,354           15,566
     Accounts receivable, net of allowances of $1,589 and $1,701
        at July 1, 2000 and December 31, 1999, respectively .................     22,806           30,387
     Inventories ............................................................     22,239           18,014
     Deferred income taxes ..................................................      5,514            4,854
     Prepaid expenses and other current assets ..............................      1,266            1,177
                                                                                --------         --------
          Total current assets ..............................................     70,047           74,327
Property and equipment, net .................................................     21,201           20,975
Other assets ................................................................      1,297            1,802
                                                                                --------         --------
Total assets ................................................................   $ 92,545         $ 97,104
                                                                                ========         ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable ..........................................................   $  4,950         $  4,635
     Accounts payable .......................................................      9,210           10,190
     Accrued payroll and related costs ......................................      2,721            2,763
     Accrued expenses .......................................................      9,700            9,938
                                                                                --------         --------
          Total current liabilities .........................................     26,581           27,526
Long-term notes payable .....................................................         68               70
                                                                                --------         --------
          Total liabilities .................................................     26,649           27,596
Stockholders' equity
     Preferred stock, $.01 par value per share - 500,000 shares authorized, none issued and outstanding at July 1, 2000
        and December 31, 1999, respectively .................................       --               --
     Common stock, $.01 par value per share - 20,000,000 shares authorized, 8,392,011 and 8,379,861 shares issued at July 1,
        2000 and December 31, 1999, respectively ............................         84               84
     Additional paid-in capital .............................................     64,209           64,107
     Treasury stock at cost, 1,937,776 and 1,853,276 shares at
        July 1, 2000 and December 31, 1999, respectively ....................    (27,374)         (26,292)
     Accumulated other comprehensive loss ...................................     (2,567)          (1,621)
     Retained earnings ......................................................     31,544           33,230
                                                                                --------         --------
          Total stockholders' equity ........................................     65,896           69,508
                                                                                --------         --------
Total liabilities and stockholders' equity...................................   $ 92,545         $ 97,104
                                                                                ========         ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)


                                                    Three Months Ended                   Six Months Ended
                                               -----------------------------      -------------------------------
                                               July 1, 2000     July 3, 1999      July 1, 2000       July 3, 1999
                                               ------------     ------------      ------------       ------------
                                                        (Unaudited)                          (Unaudited)
Net sales ....................................   $ 36,671          $ 41,044          $ 76,676          $ 77,772
Cost of sales ................................     26,762            26,212            56,705            49,302
                                                 --------          --------          --------          --------
     Gross profit ............................      9,909            14,832            19,971            28,470
Operating expenses:
     Research and development ................      3,172             3,120             6,891             6,378
     Sales and marketing .....................      4,602             5,700            10,034            11,063
     General and administrative ..............      2,792             2,891             5,798             5,399
     Amortization of intangibles .............         55               100               110               214
                                                 --------          --------          --------          --------
          Total operating expenses ...........     10,621            11,811            22,833            23,054
                                                 --------          --------          --------          --------
               Operating income (loss) .......       (712)            3,021            (2,862)            5,416
Other income, net ............................        275                63               419               564
Litigation costs .............................       --                --                --               3,303
                                                 --------          --------          --------          --------
Income (loss) before income taxes ............       (437)            3,084            (2,443)            2,677
Income tax expense (benefit) .................       (136)              987              (757)              857
                                                 --------          --------          --------          --------
Net income (loss) ............................   $   (301)         $  2,097          $ (1,686)         $  1,820
                                                 ========          ========          ========          ========

Net income (loss) per share:
     Basic ...................................   $  (0.05)         $   0.30          $  (0.26)         $   0.26
     Diluted .................................   $  (0.05)         $   0.30          $  (0.26)         $   0.25

Weighted average and dilutive potential
  common shares outstanding:
     Basic ...................................      6,450             6,952             6,479             7,122
     Diluted .................................      6,450             7,079             6,479             7,252

Comprehensive income:
Net income (loss) ............................   $   (301)         $  2,097          $ (1,686)         $  1,820
Currency translation adjustment ..............       (405)             (126)             (897)             (768)
Unrealized gain (loss) on marketable
     securities ..............................         (7)              (99)              (49)              (71)
                                                 --------          --------          --------          --------
Comprehensive income .........................   $   (713)         $  1,872          $ (2,632)         $    981
                                                 ========          ========          ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Six Months Ended
                                                                             -------------------------
                                                                              July 1,          July 3,
                                                                               2000             1999
                                                                             -----------       -------
                                                                             (Unaudited)
Cash flows from operating activities:
       Net income (loss) ...............................................     $ (1,686)       $  1,820
       Adjustments to reconcile net income (loss) to net cash provided by operating activities ---
          Depreciation and amortization ................................        2,673           2,425
          Compensation expense related to stock options ................           15              15
       Changes in operating assets and liabilities ---
             Accounts receivable .......................................        7,581            (777)
             Inventories ...............................................       (4,225)          1,708
             Prepaid expenses and other assets .........................          306            (336)
             Deferred income taxes .....................................         (660)            341
             Accounts payable ..........................................         (980)         (1,306)
             Accrued expenses ..........................................         (282)          1,348
                                                                             --------        --------
                Net cash provided by operating activities ..............        2,742           5,238

Cash flows from investing activities:
       Purchase of property and equipment, net .........................       (2,789)         (4,539)
       Sale and maturity of marketable securities ......................        4,107          12,386
       Purchase of marketable securities ...............................         (895)         (1,387)
                                                                             --------        --------
                Net cash provided by investing activities ..............          423           6,460

Cash flows from financing activities:
       Exercise of stock options and sale of common stock, net .........           87             427
       Increase (decrease) in notes payable and long-term debt .........          315          (3,782)
       Purchase of treasury stock ......................................       (1,082)         (6,724)
                                                                             --------        --------
                Net cash used in financing activities ..................         (680)        (10,079)

Effect of exchange rates on cash .......................................         (946)           (768)
                                                                             --------        --------
Net increase in cash and cash equivalents ..............................        1,539             851
Cash and cash equivalents, beginning of period .........................        4,329           5,471
                                                                             --------        --------
Cash and cash equivalents, end of period ...............................     $  5,868        $  6,322
                                                                             ========        ========

Supplemental disclosures of cash flow information:
       Interest paid ...................................................     $    234        $     51
                                                                             ========        ========
       Income taxes paid (refunded) ....................................     $   (214)       $  1,053
                                                                             ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000



(1)       Nature of Business
          ------------------

          MicroTouch Systems, Inc. develops, manufactures and sells touch and pen input systems, including touch sensitive screens, digitizers for pen computers, and ThruGlass products.

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


(3)       Interim Consolidated Financial Statements
          -----------------------------------------

          The accompanying consolidated financial statements as of July 1, 2000 and for the three and six month periods ended July 1, 2000 and July 3, 1999 include the accounts of the Company, and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 1, 2000, and the results of operations and cash flows for the three and six month periods ended July 1, 2000 and July 3, 1999. The results of operations for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

          These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(4)       Earnings per Share
          ------------------

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method. The effect of stock options is antidilutive in loss periods. Therefore, excluded from diluted earnings per share were 99,000 dilutive potential common shares for the three month period ended July 1, 2000, as such shares would be antidilutive. Also excluded from diluted earnings per share were options to purchase 1,556,000 and 1,263,000 shares in the three month periods ended July 1, 2000 and July 3, 1999, respectively. These options were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

(5)       Line of Credit
          --------------

          The Company has demand bank lines of credit in the U.S. totaling $7,500,000, including letters of credit, under which the Company may borrow on an unsecured basis at the bank's prime rate. There was a balance of $4,000,000 and $3,105,000 outstanding under these lines at July 1, 2000 and December 31, 1999, respectively. The Company also has a demand bank line of credit in the United Kingdom in the amount of approximately $2,400,000 under which the Company may borrow on a secured basis at a negotiated rate. There was a balance of $950,000 and $1,500,000 outstanding under this line at July 1, 2000 and December 31, 1999, respectively.

(6)         Non-recurring Charge
            --------------------

            During the fourth quarter of 1999, the Company recorded a pre-tax non-recurring charge of $1,950,000 related to the divestiture of its Factura kiosk product line. On January 18, 2000, the Company completed the sale of certain of the assets of the Factura product line. The non-recurring charge included (i) $43,000 associated with personnel reductions of approximately 12 positions at the Factura facility prior to the sale; (ii) $417,000 associated with estimated lease costs for the Factura facility subsequent to the sale date (net of estimated sublease income); (iii) $210,000 associated with legal and other exit costs; and (iv) $1,280,000 associated with a loss on the sale of the non-cash assets of Factura. During the three and six month periods ended July 1, 2000, the Company paid out approximately $88,000 and $262,000, respectively, related to personnel reductions, facility costs and legal and other exit costs.

(7)         Sale of IBID
            ------------

            On May 27, 2000, the Company completed the sale of the net assets of the IBID whiteboard product line to a third party. The Company received proceeds of $3.0 million in cash and may also receive additional payments based upon the buyer achieving certain specified revenue levels over the next five years. As a result of this transaction, the Company recorded a gain of $314,000 in the three months ended July 1, 2000.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:




                                                               Percentage of Net Sales
                                                               -----------------------
                                                   Three Months Ended               Six Months Ended
                                             -----------------------------    ----------------------------
                                             July 1, 2000     July 3, 1999    July 1, 2000    July 3, 1999
                                             ------------     ------------    ------------    ------------
Net Sales ................................      100.0%           100.0%          100.0%           100.0%
Cost of Sales ............................       73.0             63.9            74.0             63.4
     Gross Profit ........................       27.0             36.1            26.0             36.6
Operating Expenses:
     Research and Development ............        8.6              7.6             9.0              8.2
     Sales and Marketing .................       12.6             13.9            13.1             14.3
     General and Administrative ..........        7.6              7.3             7.6              6.9
     Amortization of Intangible Assets ...        0.2              0.1             0.1              0.3
          Total Operating Expenses .......       29.0             28.9            29.8             29.6
Operating Income (Loss) ..................       (2.0)             7.2            (3.7)             7.0
Other Income, net ........................        0.8              0.2             0.5              0.7
Litigation Costs .........................         --               --              --              4.2
Income (Loss) Before Income Taxes ........       (1.2)             7.5            (3.2)             3.4
Net Income (Loss) ........................       (0.8)             5.1            (2.2)             2.3


NET SALES. Net sales in the quarter ended July 1, 2000 decreased from the corresponding period of 1999 by $4.4 million or 11%. For the six-month period ended July 1, 2000, net sales decreased from the corresponding period of 1999 by $1.1 million. The decrease in net sales was primarily due to the sale of the Factura and IBID product lines in 2000, as well as offsetting volume decreases in North America and volume increases in Asia Pacific. Excluding Factura and IBID revenue from both six-month periods, net sales would have increased by $1.2 million or 2%. International sales accounted for 56% of net sales for the six-month period, representing an increase from 43% in the corresponding period of 1999, due to the growth in Asia Pacific combined with decreased sales in North America.

GROSS PROFIT. Gross profit in the quarter ended July 1, 2000 decreased from the corresponding period of 1999 by $4.9 million or 33%. As a percentage of net sales, gross profit decreased from 36.1% in the second quarter of 1999 to 27% in the second quarter of 2000. For the six-month period ended July 1, 2000, gross profit decreased from the corresponding period of 1999 by $8.5 million or 30%, and decreased as a percentage of net sales from 36.6% in 1999 to 26% in 2000. The gross profit percentage decline was primarily due to: a.) the continued investment in expanding the Methuen-based production capacity of resistive touchscreens; b.) reduced margins in the Company's monitor operations relating to a combination of lower CRT volumes, decreased integration services and higher warranty costs; and c.) reduced margins in the capacitive business line relating to lower volumes in gaming and entertainment sales and higher costs associated with a recent ramp in production capacity. While the latter two factors may improve in the next several quarters, the impact of the investment in Methuen-based resistive production capacity is not likely to improve until mid to late 2001 when the Company has completed a planned transition to offshore production of resistive touchscreens.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended July 1, 2000 were effectively unchanged from the corresponding period of 1999. As a percentage of net sales, research and development expenses increased from 7.6% in the second quarter of 1999 to 8.6% in the second quarter of 2000. For the six-month period ended July 1, 2000, research and development expenses increased from the corresponding period of 1999 by $513,000 or 8%, and increased as a percentage of net sales from 8.2% in 1999 to 9% in 2000. The increase in research and development expenses resulted primarily from the continued investment in programs to develop improvements in touchscreen technologies, especially a next generation version of capacitive products.

SALES AND MARKETING. Sales and marketing expenses in the quarter ended July 1, 2000 decreased from the corresponding period of 1999 by $1,098,000 or 19%. As a percentage of net sales, sales and marketing expenses decreased from 13.9% in the second quarter of 1999 to 12.6% in the second quarter of 2000. For the six-month period ended July 1, 2000, sales and marketing expenses decreased from the corresponding period of 1999 by $1,029,000 or 9%, and decreased as a percentage of net sales from 14.3% in 1999 to 13.1% in 2000. The decrease primarily relates to the reduction of sales and marketing expenses associated with the Factura and IBID product lines, both of which were sold by the Company in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the quarter ended July 1, 2000 decreased from the corresponding period of 1999 by $99,000 or 3%. As a percentage of net sales, general and administrative expense increased from 7.3% for the second quarter of 1999 to 7.6% for the second quarter of 2000. For the six-month period ended July 1, 2000, general and administrative expenses increased over the corresponding period of 1999 by $399,000 or 7%, and increased as a percentage of net sales from 6.9% in 1999 to 7.6% in 2000. The increase was primarily due to increased costs in Asia Pacific to support the growth in the region.

AMORTIZATION OF INTANGIBLE ASSETS. For the three and six month periods ended July 1, 2000, operating expenses included $55,000 and $110,000, respectively, of amortization relating to various acquisitions and purchases of technologies, as compared to $100,000 and $214,000, respectively, for the corresponding periods of 1999. As of July 1, 2000, all intangible assets relating to prior acquisitions have been fully amortized.

OTHER INCOME. Other income in the quarter ended July 1, 2000 increased from the corresponding period of 1999 by $212,000. This increase was primarily due to a $314,000 gain on the sale of the IBID product line. Interest income, net of interest expense, on the Company's cash and investment portfolio for the second quarter of 2000 was $29,000 compared to $197,000 for the second quarter of 1999, reflecting a decrease in the size of the Company's investment portfolio, which is discussed under "Liquidity and Capital Resources".

LITIGATION COSTS. During the first quarter of 1999, the Company recorded a charge of $3.3 million related to a judgement against the Company in a lawsuit. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 31% and 32% in the first half of 2000 and 1999, respectively. The 2000 effective tax rate differed from the federal statutory rate of 34% primarily as a result of the benefit related to tax exempt interest income and the utilization of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2000, the Company had net working capital of $43.5 million, including approximately $18.2 million in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $2.7 million for the six months ended July 1, 2000. Additionally, the Company maintains bank lines of credit, including letters of credit, in the U.S. and the U.K. totaling $9.9 million. As of July 1, 2000, the Company had a total of $4.95 million outstanding under its bank lines of credit.

During 1999, the Board of Directors of the Company approved extensions to a repurchase program of the Company's common stock. Under the 1999 extensions, the amount of common stock to be repurchased is not to exceed $13.0 million. During the six months ended July 1, 2000, the Company repurchased approximately 85,000 shares at an aggregate cost of $1,082,000. These shares have been and will be used for the Company's stock option plans, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the six months ended July 1, 2000, the Company invested $2,789,000 in capital expenditures.

Pending operational needs, the Company has invested its cash in investment grade, interest-bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan, will be sufficient to meet the Company's operating working capital requirements, at least through 2001. In addition, in the future, the Company may pursue additional sources of financing for the expansion of its resistive product line, in particular. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and may pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

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

SUPPLY EXPOSURE

Although the Company generally uses standard parts for its product, certain components, such as ASICs, topsheets and the coated glass used in the production of touch sensors, are currently available only from a single source. In the event that suppliers are unable to fulfill the Company's requirements, the resulting interruption in production would have an adverse impact on the Company's operating results. While the Company maintains some inventory of ASICs, coated glass, topsheets and other components, the inventory amounts maintained are not sufficient to eliminate the potential impact of prolonged supply interruptions. While the Company believes that there are other companies that are capable of manufacturing these sole source components, the inability to obtain sufficient components as required, or to develop alternative sources if and when needed, would adversely affect the Company's operating results.

                          PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On April 25, 2000, Target Stores, a division of Target Corporation, filed a complaint against the Company, which was removed on May 18, 2000 to the United States District Court for the District of Minnesota. The complaint, which alleges damages in the amount of approximately $1.4 million plus related costs, contains claims for negligence and intentional misrepresentation concerning the quality and performance of MicroTouch touchscreens purchased by Target for the store's gift registry. The case is currently in its early stages. The Company believes it has meritorious defenses to the allegations raised in the complaint and plans to vigorously defend its reputation and rights.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 22, 2000, the Company's stockholders voted as follows:

a) To reelect Mr. Edward J. Stewart, III to the Board of Directors for a three year term.

    Total votes for the nominee                 5,413,822
    Total votes against the nominee               175,442

    The terms of Messrs. Peter E. Brumme, D. Westervelt Davis, James D. Logan and Frank Manning as directors continued after the meeting.

b) To approve Arthur Andersen LLP as independent auditors of the Company for the year ended December 31, 2000.

    Total votes for the proposal                5,565,756
    Total votes against the proposal               19,838
    Abstentions                                     3,670


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)        27.     Financial Data Schedule.  Filed herewith.

b)        None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MicroTouch Systems, Inc.



Dated: August 14, 2000                BY: /s/ Geoffrey P. Clear
                                          --------------------------------
                                          Geoffrey P. Clear
                                          Vice President -
                                          Finance & Administration,
                                          Chief Financial Officer & Treasurer