Form 10-Q
period 2000-09-30
MICROTOUCH SYSTEMS INC
filed 2000-11-09
CIK 803395

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10 Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _____________

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

                            Yes   X            No___
                                 ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practical date.

As of November 1, 2000 there were outstanding: 6,491,823 shares of common stock of the Registrant.

Total number of pages:  12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 Page No.
PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets - September 30, 2000
             and December 31, 1999                                                  3


             Consolidated Statements of Operations and Comprehensive
             Income - Three and Nine Months Ended September 30, 2000
             and October 2, 1999                                                    4


             Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2000 and October 2, 1999                           5


             Notes to Consolidated Financial Statements                             6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          8


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                     11

Item 5.      Other Information                                                     11

Item 6.      Exhibits and Reports on Form 8-K                                      11


             SIGNATURES                                                            12

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                          September 30,       December 31,
                                                                                               2000               1999
                                                                                          -------------       ------------
                                  Assets                                                   (Unaudited)
Current assets:
     Cash and cash equivalents............................................................  $  4,784             $  4,329
     Marketable securities................................................................    11,022               15,566
     Accounts receivable, net of allowances of $2,084 and $1,701
       at September 30, 2000 and December 31, 1999, respectively..........................    28,910               30,387
     Inventories..........................................................................    22,149               18,014
     Deferred income taxes................................................................     5,504                4,854
     Prepaid expenses and other current assets............................................     1,275                1,177
                                                                                            --------             --------
          Total current assets............................................................    73,644               74,327
Property and equipment, net...............................................................    20,904               20,975
Other assets..............................................................................     1,828                1,802
                                                                                            --------             --------
Total assets..............................................................................  $ 96,376             $ 97,104
                                                                                            ========             ========
                           Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable........................................................................  $  7,139             $  4,635
     Accounts payable.....................................................................    11,496               10,190
     Accrued payroll and related costs....................................................     3,813                2,763
     Accrued expenses.....................................................................     9,704                9,938
                                                                                            --------             --------
          Total current liabilities.......................................................    32,152               27,526
Long term notes payable...................................................................       -                     70
                                                                                            --------             --------
          Total liabilities...............................................................    32,152               27,596

Stockholders' equity
     Preferred stock, $.01 par value per share - 500,000 shares authorized, none issued and outstanding at September 30,
        2000 and December 31, 1999, respectively..........................................       -                    -
     Common stock, $.01 par value per share - 20,000,000 shares authorized,
        8,404,369 and 8,379,861 shares issued at September 30, 2000 and December
        31, 1999, respectively............................................................        84                   84
     Additional paid in capital...........................................................    64,217               64,107
     Treasury stock at cost, 1,937,776 and 1,853,276 shares at
        September 30, 2000 and December 31, 1999, respectively............................   (27,374)             (26,292)
     Accumulated other comprehensive loss.................................................    (4,077)              (1,621)
     Retained earnings....................................................................    31,374               33,230
                                                                                            --------             --------
          Total stockholders' equity......................................................    64,224               69,508
                                                                                            --------             --------
Total liabilities and stockholders' equity................................................  $ 96,376             $ 97,104
                                                                                            ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)

                                                                       Three Months Ended               Nine Months Ended
                                                                    --------------------------     ----------------------------
                                                                    September 30,   October 2,     September 30,    October 2,
                                                                        2000          1999             2000           1999
                                                                    -------------   ----------     -------------    ----------
                                                                             (Unaudited)                     (Unaudited)
Net sales..........................................................  $  40,502      $  38,552        $ 117,178      $ 116,324
Cost of sales......................................................     29,678         25,053           86,383         74,355
                                                                     ---------      ---------        ---------      ---------
     Gross profit..................................................     10,824         13,499           30,795         41,969
Operating expenses:
     Research and development......................................      3,110          3,054           10,001          9,432
     Sales and marketing...........................................      4,834          4,817           14,868         15,880
     General and administrative....................................      3,268          2,809            9,066          8,208
     Amortization of intangibles...................................        -               59              110            273
                                                                     ---------      ---------        ---------      ---------
          Total operating expenses.................................     11,212         10,739           34,045         33,793
                                                                     ---------      ---------        ---------      ---------
               Operating income (loss).............................       (388)         2,760           (3,250)         8,176
Other income, net..................................................        142            424              561            988
Litigation costs...................................................        -              -                -            3,303
                                                                     ---------      ---------        ---------      ---------
Income (loss) before income taxes..................................       (246)         3,184           (2,689)         5,861
Income tax expense (benefit).......................................        (76)         1,019             (833)         1,876
                                                                     ---------      ---------        ---------      ---------
Net income (loss)..................................................  $    (170)     $   2,165        $  (1,856)     $   3,985
                                                                     =========      =========        =========      =========

Net income (loss) per share:
     Basic.........................................................  $   (0.03)     $    0.31        $   (0.29)     $    0.57
     Diluted.......................................................  $   (0.03)     $    0.31        $   (0.29)     $    0.56

Weighted average and dilutive potential common shares outstanding:
     Basic.........................................................      6,454          6,881            6,479          7,008
     Diluted.......................................................      6,454          7,091            6,479          7,156

Comprehensive income:
Net income (loss)..................................................  $    (170)     $   2,165        $  (1,856)     $   3,985
Currency translation adjustment....................................     (1,590)           765           (2,487)            (3)
Unrealized gain (loss) on marketable securities....................         80            (59)              31           (130)
                                                                     ---------      ---------        ---------      ---------
Comprehensive income...............................................  $  (1,680)     $   2,871        $  (4,312)     $   3,852
                                                                     =========      =========        =========      =========


      The accompanying notes are an integral part of these consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Nine Months Ended
                                                                                --------------------------------
                                                                                September 30,         October 2,
                                                                                    2000                1999
                                                                                -------------         ----------
                                                                                           (Unaudited)
Cash flows from operating activities:
       Net income (loss).....................................................     $   (1,856)         $    3,985
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities --
          Depreciation and amortization......................................          3,645               3,684
          Compensation expense related to stock options......................             23                  23
       Changes in operating assets and liabilities --
             Accounts receivable.............................................          1,477              (2,478)
             Inventories.....................................................         (4,135)             (2,005)
             Prepaid expenses and other assets...............................           (234)             (1,021)
             Deferred income taxes...........................................           (650)                382
             Accounts payable................................................          1,306                 397
             Accrued expenses................................................            746                 894
                                                                                  ----------          ----------
                Net cash provided by operating activities....................            322               3,861

Cash flows from investing activities:
       Purchase of property and equipment, net...............................         (3,464)             (5,732)
       Sale and maturity of marketable securities............................          5,439              15,340
       Purchase of marketable securities.....................................           (895)             (1,387)
                                                                                  ----------          ----------
                Net cash provided by investing activities....................          1,080               8,221

Cash flows from financing activities:
       Exercise of stock options and sale of common stock, net...............             87                 850
       Increase (decrease) in notes payable and long term debt...............          2,504              (3,787)
       Purchase of treasury stock............................................         (1,082)            (10,173)
                                                                                  ----------          ----------
                Net cash provided by (used in) financing activities..........          1,509             (13,110)

Effect of exchange rates on cash.............................................         (2,456)                (47)
                                                                                  ----------          ----------
Net increase in cash and cash equivalents....................................            455              (1,075)
Cash and cash equivalents, beginning of period...............................          4,329               5,471
                                                                                  ----------          ----------
Cash and cash equivalents, end of period.....................................     $    4,784          $    4,396
                                                                                  ==========          ==========

Supplemental disclosures of cash flow information:
       Interest paid.........................................................     $      352          $       63
                                                                                  ==========          ==========
       Income taxes paid (refunded)..........................................     $     (214)         $    2,859
                                                                                  ==========          ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   MICROTOUCH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

(3)      Interim Consolidated Financial Statements
         -----------------------------------------

         The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and October 2, 1999 include the accounts of the Company, and are unaudited; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and October 2, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire year.

         These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(4)      Earnings per Share
         ------------------

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares. Dilutive potential common shares consist of stock options and are calculated using the treasury stock method. The effect of stock options is antidilutive in loss periods. Therefore, excluded from diluted earnings per share were 72,000 dilutive potential common shares for the three month period ended September 30, 2000, as such shares would be antidilutive. Also excluded from diluted earnings per share were options to purchase 1,840,000 and 511,000 shares in the three month periods ended September 30, 2000 and October 2, 1999, respectively. These options were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

(5)      Line of Credit
         --------------

         The Company has demand bank lines of credit in the U.S. totaling $7,500,000, including letters of credit, under which the Company may borrow on an unsecured basis at the bank's prime rate. There was a balance of $5,825,000 and $3,105,000 outstanding under these lines at September 30, 2000 and December 31, 1999, respectively. The Company also has a demand bank line of credit in the United Kingdom in the amount of approximately $2,400,000 under which the Company may borrow on a secured basis at a negotiated rate. There was a balance of $1,314,000 and $1,500,000 outstanding under this line at September 30, 2000 and December 31, 1999, respectively.

(6)       Non-recurring Charge
          --------------------

     During the fourth quarter of 1999, the Company recorded a pre-tax non-recurring charge of $1,950,000 related to the divestiture of its Factura kiosk product line. On January 18, 2000, the Company completed the sale of certain of the assets of the Factura product line. The non-recurring charge included (i) $43,000 associated with personnel reductions of approximately 12 positions at the Factura facility prior to the sale; (ii) $417,000 associated with estimated lease costs for the Factura facility subsequent to the sale date (net of estimated sublease income); (iii) $210,000 associated with legal and other exit costs; and (iv) $1,280,000 associated with a loss on the sale of the non-cash assets of Factura. During the three and nine month periods ended September 30, 2000, the Company paid out approximately $88,000 and $350,000, respectively, related to personnel reductions, facility costs and legal and other exit costs. As of September 30, 2000, the remaining reserve balance approximated $320,000 and represented primarily estimated net lease costs for the facility for the remainder of the lease term.

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

                          Management's Discussion and
                      Analysis of Financial Condition and
                             Results of Operations

Results of Operations:

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in MicroTouch's statements of operations:

                                                                Percentage of Net Sales
                                                                -----------------------
                                                Three Months Ended                  Nine Months Ended
                                         ---------------------------------   ---------------------------------
                                           September         September         September         September
                                              2000              1999              2000              1999
                                         ---------------   ---------------   ---------------   ---------------
Net Sales..............................           100.0 %           100.0 %           100.0 %           100.0 %
Cost of Sales..........................            73.3              65.0              73.7              63.9
     Gross Profit......................            26.7              35.0              26.3              36.1
Operating Expenses:
     Research and Development..........             7.7               7.9               8.5               8.1
     Sales and Marketing...............            11.9              12.5              12.7              13.7
     General and Administrative........             8.1               7.3               7.8               7.1
     Amortization of Intangibles.......               -               0.1               0.1               0.2
       Total Operating Expenses........            27.7              27.8              29.1              29.1
Operating Income (Loss)................            (1.0)              7.2              (2.8)              7.0
Other Income, net......................             0.4               1.1               0.5               0.8
Litigation Costs.......................               -                 -                 -               2.8
Income (Loss) Before Taxes.............            (0.6)              8.3              (2.3)              5.0
Net Income (Loss)......................            (0.4)              5.6              (1.6)              3.4

Net Sales. Net sales in the quarter ended September 30, 2000 increased from the corresponding period of 1999 by $1.95 million or 5%. For the nine-month period ended September 30, 2000, net sales increased from the corresponding period of 1999 by $854,000 or 1%. The increase in net sales was primarily due to significant volume increases in Asia Pacific, offset by volume decreases in North America and Europe as well as decreased Factura and IBID sales due to the sale of the Factura and IBID product lines in 2000. A portion of the Asia Pacific increases and North America and Europe decreases reflects the fact that certain customers are moving the integration of their touchscreens from North America and Europe to Asia Pacific. Excluding Factura and IBID revenue from both nine-month periods, net sales would have increased by $5.8 million or 5%. International sales accounted for 53% of net sales for the nine-month period, representing an increase from 45% in the corresponding period of 1999, due to the growth in Asia Pacific combined with the integration shift described above.

Gross Profit. Gross profit in the quarter ended September 30, 2000 decreased from the corresponding period of 1999 by $2.7 million or 20%. As a percentage of net sales, gross profit decreased from 35% in the third quarter of 1999 to 26.7% in the third quarter of 2000. For the nine-month period ended September 30, 2000, gross profit decreased from the corresponding period of 1999 by $11.2 million or 27%, and decreased as a percentage of net sales from 36.1% in 1999 to 26.3% in 2000. The gross profit percentage decline was primarily due to: a.) the continued investment in expanding the Methuen-based production capacity of resistive touchscreens; b.) reduced margins in the Company's monitor operations relating to a combination of lower CRT volumes, decreased integration services and higher warranty costs; and c.) reduced margins in the capacitive business line relating to the continued trend towards lower priced flat touchscreens and higher costs associated with a recent ramp up in production capacity.

Research and Development. Research and development expenses for the quarter ended September 30, 2000 increased slightly from the corresponding period of 1999 by $56,000 or 2%. As a percentage of net sales, research and development expenses decreased from 7.9% in the third quarter of 1999 to 7.7% in the third quarter of 2000. For the nine-month period ended September 30, 2000, research and development expenses increased from the corresponding period of 1999 by $569,000 or 6%, and increased as a percentage of net sales from 8.1% in 1999 to 8.5% in 2000. The increase in research and development expenses resulted primarily from the continued investment in programs to develop improvements in touchscreen technologies, especially a next generation version of capacitive products.

Sales and Marketing. Sales and marketing expenses in the quarter ended September 30, 2000 were flat with the corresponding period of 1999. As a percentage of net sales, sales and marketing expenses decreased from 12.5% in the third quarter of 1999 to 11.9% in the third quarter of 2000. For the nine-month period ended September 30, 2000, sales and marketing expenses decreased from the corresponding period of 1999 by $1,012,000 or 6%, and decreased as a percentage of net sales from 13.7% in 1999 to 12.7% in 2000. The decrease primarily relates to the reduction of sales and marketing expenses associated with the Factura and IBID product lines, both of which were sold by the Company in 2000.

General and Administrative. General and administrative expenses in the quarter ended September 30, 2000 increased from the corresponding period of 1999 by $459,000 or 16%. As a percentage of net sales, general and administrative expense increased from 7.3% for the third quarter of 1999 to 8.1% for the third quarter of 2000. For the nine month period ended September 30, 2000, general and administrative expenses increased over the corresponding period of 1999 by $858,000 or 10%, and increased as a percentage of net sales from 7.1% in 1999 to 7.8% in 2000. The increase was primarily due to a.) increased costs in Asia Pacific to support the growth in the region; b.) increased costs in Australia related to non operating costs (including severance costs) associated with the shutdown of the Company's Australian operation and the transition of the Australian customers to a distributor; and c.) increased costs in Taiwan due to a breach of fiduciary duties by the former managing director of the Taiwan office, which resulted in increased legal and investigative expenses, as well as costs associated with rebuilding the office to support the Taiwan customers.

Amortization of Intangible Assets. For the three and nine month periods ended September 30, 2000, operating expenses included $0 and $110,000, respectively, of amortization relating to various acquisitions and purchases of technologies, as compared to $59,000 and $273,000, respectively, for the corresponding periods of 1999. As of July 1, 2000, all intangible assets relating to prior acquisitions were fully amortized.

Other Income. Other income in the quarter ended September 30, 2000 decreased from the corresponding period of 1999 by $282,000. This decrease was primarily due to decreased interest income, net of interest expense, on the Company's cash and investment portfolio. Net interest income for the third quarter of 2000 was $32,000 compared to $318,000 for the third quarter of 1999, reflecting a decrease in the size of the Company's investment portfolio as well as an increase in the bank lines of credit outstanding, which are discussed under "Liquidity and Capital Resources".

Litigation Costs. During the first quarter of 1999, the Company recorded a charge of $3.3 million related to a judgement against the Company in a lawsuit. While the matter is continuing in post-trial proceedings, the Company has established a reserve for the full amount of the judgement, as well as estimated associated legal fees.

Provision for Income Taxes. The Company's effective tax rate was 31% and 32% in the first nine months of 2000 and 1999, respectively. The 2000 effective tax rate differed from the federal statutory rate of 34% primarily as a result of the benefit related to tax exempt interest income and the utilization of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had net working capital of $41.5 million, including approximately $15.8 million in cash, cash equivalents and marketable securities. The Company reported net cash provided by operating activities of $322,000 for the nine months ended September 30, 2000. Additionally, the Company maintains bank lines of credit, including letters of credit, in the U.S. and the U.K. totaling $9.9 million. As of September 30, 2000, the Company had a total of $7.1 million outstanding under its bank lines of credit.

During 1999, the Board of Directors of the Company approved extensions to a repurchase program of the Company's common stock. Under the 1999 extensions, the amount of common stock to be repurchased is not to exceed $13.0 million. During the nine months ended September 30, 2000, the Company repurchased approximately 85,000 shares at an aggregate cost of $1,082,000. These shares have been and will be used for the Company's stock option plans, employee stock purchase plan and for other corporate purposes, possibly including acquisitions.

During the nine months ended September 30, 2000, the Company invested $3,464,000 in capital expenditures.

Pending operational needs, the Company has invested its cash in investment grade, interest bearing securities. The Company believes that these cash investments, together with anticipated cash flows from operations pursuant to its current operating plan and from factoring arrangements which may be entered into from time to time, will be sufficient to meet the Company's operating working capital requirements, at least through 2001. In addition, in the future, the Company may pursue additional sources of financing for the expansion of its resistive product line, in particular. While the Company regularly evaluates acquisition candidates, conducts preliminary discussions regarding acquisitions and may pursue acquisition opportunities available to it, there can be no assurance that any such acquisition will be made or, if made, whether such acquisition will be financially successful.

The discussion contained in this section, as well as elsewhere in this Form 10-Q, may contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current expectations of the Company's management. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those described in the forward looking statement. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 5.

On November 7, 2000, the Company announced that it is currently in negotiations which could lead to the sale of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)        27.     Financial Data Schedule.  Filed herewith.

          10.17   Press release dated November 7, 2000.  Filed herewith.

b)        None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MicroTouch Systems, Inc.



Dated: November 7, 2000                  BY: /s/ Geoffrey P. Clear
                                             --------------------------
                                         Geoffrey P. Clear
                                         Vice President -
                                         Finance & Administration,
                                         Chief Financial Officer &
                                         Treasurer